Form 10QSB
period 2005-06-30
GLOBAL AGRI MED TECHNOLOGIES INC
filed 2005-09-28
CIK 1257514

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

         [X]   Quarterly Report Under Section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

Commission File No. 0-51311

GLOBAL AGRI-MED TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

New Jersey	22--3720074
---------------------	------------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 Grove Street, Glen Rock, New Jersey 07452
 --------------------------------------------------

 201-445-7399
--------------------------------------------------
(Address and telephone number of principal executive offices)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X]No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     We had approximately 8,035,186 shares of our no par value common stock outstanding as of August 31, 2005.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

GLOBAL AGRI-MED TCHNOLOGIES, INC.
JUNE 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

TABLE OF CONTENTS

Page Number

Special Note Regarding Forward Looking Information	3

PART I -- FINANCIAL INFORMATION

Item 1 Financial Statements	5

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations (MD&A)	17

Item 3 Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1 Legal Proceedings	19

Item 2 Unregistered Sales of Equity Securities and Use of
Proceeds	19

Item 3 Defaults Upon Senior Securities	19

Item 4 Submission of Matters to a Vote of Security Holders....	19

Item 5 Other Information	19

Item 6 Exhibits and Reports on Form 8-K	20

SIGNATURES	21

QUARTERLY REPORT ON FORM 10-QSB FOR GLOBAL AGRI-MED TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the  information  presented in this Quarterly  Report on Form  10-QSB  for  the  quarter  ended  June 30,  2005   discusses   financial projections,  information or  expectations  about the products or markets of ourcompany,  or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking  statements in reliance on the safe harbor  provisions of the Private  Securities  Litigation Reform Act of 1995.   Although  we  believe   that  the   expectations   reflected   in  these forward-looking  statements  are based on  reasonable  assumptions,  there are a number of risks and  uncertainties  that could  cause  actual  results to differ materially from such forward-looking  statements.  These risks and uncertainties are described,  among other places in this Quarterly  Report,  in  "Management's Discussion and  Analysis".  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     In addition,  we disclaim  any  obligations  to update any  forward-looking statements to reflect events or  circumstances  after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks  referenced  above and the other  cautionary  statements  in this Quarterly Report.

PART I

ITEM 1. FINANCIAL STATEMENTS

     The condensed  financial  statements  included herein have been prepared by the  Company,  without  audit,  pursuant  to the  rules and  regulations  of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial  statements prepared in accordance with generally accepted  accounting  principles have been condensed or omitted pursuant to such rules and  regulations,  although the Company  believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company,  all adjustments,  consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005,  and the results of its  operations  and changes in its financial  position from through June 30 , 2005, have been made. The results of its operations for such interim period are not necessarily  indicative of the results to be expected for the entire year. These condensed financial statements should be read in  conjunction  with the financial  statements and notes thereto included  in the  Company's  annual  report on Form  10-KSB  for the year  ended December 31, 2004.

INDEX TO FINANCIAL STATEMENTS

Page
Part 1 - Financial Information

Item 1 - Financial Statements

Balance Sheets as of June 30, 2005 (unaudited)
and December 31, 2004	5

Statements of Operations for the six months ended June 30,
2005 and 2004 (unaudited)	6

Statements of Operations for the three months ended June 30,
2005 and 2004 (unaudited)	7

Statement of Stockholders' Equity for the six months
ended June 30, 2005 (unaudited)	8

Statements of Cash Flows for the six months ended
June 30, 2005 and 2004 (unaudited)	9

Notes to Financial Statements	10-16

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) BALANCE SHEET
	June 30,2005 Unaudited	December 31, 2004
Assets
Current assets
Cash	$19	$443
Total current assets	19	443

Other assets
License agreement	20,000	20,000
Total other assets	20,000	20,000
Total assets	$20,019	$20,443

Liabilities and Stockholders' Equity

Current liabilities
Accrued liabilities	$10,500	7,500
Officer loan payable	36,391	36,691
	46,891	44,191

Stockholders' equity
Preferred Stock authorized 10,000,000 shares, no par value each. At December 31, 2004 and June 30, 2005, there are no shares outstanding
Common Stock authorized 40,000,000 shares, no par value each. At December 31, 2004 and June 30, 2005, there are 5,628,125 shares outstanding	273,000	273,000
Deficit accumulated during the development stage	(299,872)	(296,748)
Total stockholders' equity	(26,872)	(23,748)
Total liabilities and stockholders' equity	$20,019	$20,443
	========	========

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the six months ended June 30, 2005 Unaudited	For the six months ended June 30, 2004 Unaudited	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period from inception (October 28, 1999) to June 30, 2005 Unaudited
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-

Costs of goods sold	-0-	-0-	-0-	-0-	-0-

Gross profit	-0-	-0-	-0-	-0-	-0-

Operations:
General and administrative	3,124	6,504	14,862	1,795	46,872
Write down of license agreement value					232,500
Non cash compensation-shares of common stock issued				8,500	20,500
Depreciation and amortization	-0-	-0-	-0-	-0-	-0-
Total expense	3,124	6,504	14,862	10,295	299,872

Net income (loss)	$(3,124)	$(6,504)	$(14,862)	$(10,295)	$(299,872)

Basic and diluted net loss Per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	5,628,125	5,628,125	5,628,125	5,628,125

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the six months ended June 30, 2005 Unaudited	For the six months ended June 30, 2004 Unaudited	For the three months ended June 30, 2005 Unaudited	For the three months ended June 30, 2004 Unaudited
Revenue	$-0-	$-0-	$-0-	$-0-

Costs of goods sold	-0-	-0-	-0-	-0-

Gross profit	-0-	-0-	-0-	-0-

Operations:
General and administrative	3,124	6,504	2,250	2,477
Write down of license agreement value
Non cash compensation -shares of common stock issued
Depreciation and amortization	-0-	-0-	-0-	-0-
Total expense	3,124	6,504	2,250	2,477

Net income (loss)	$(3,124)	$(6,504)	$(2,250)	$(2,250)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	5,628,125	5,628,125	5,628,125	5,628,125

GLOBAL AGRI-MED TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

Date	Preferred stock	Preferred stock	Common Stock	Common Stock	Deficit accumulated during development stage	Total
April 1, 2000	-0-	$-0-	1,190,000	$252,500	$(43,049)	$209,451
Net loss	_______	________	__________	________	15,958	15,958
Balances December 31, 2000	-0-	$-0-	1,190,000	252,500	(27,091)	225,409
Issuance of shares as non-cash compensation			1,679,375	6,000		6,000
Net loss	_______	________	__________	________	(6,000)	(6,000)
Balances December 31, 2001	-0-	$-0-	2,869,375	258,500	(33,091)	225,409
Issuance of shares as non-cash compensation			1,379,375	6,000		6,000
Net loss	_______	________	__________	________	(238,500)	(238,500)
Balances December 31, 2002	-0-	$-0-	4,248,750	264,500	(271,591)	(7,091)
Unaudited
Issuance of shares as non-cash compensation			1,379,375	8,500		8,500
Loss					(10,295)	(10,295)
Balance 12-31-2003	-0-	$-0-	5,628,125	$273,000	$(278,586)	$(5,586)
Net loss					(14,862)	(14,862)
Balance 12-31-2004	-0-	$-0-	5,628,125	$273,000	$(296,748)	$(23,748)

Unaudited
Net loss					(3,124)	(3,124)
Balance 6-30-2005	-0-	-0-	5,628,125	273,000	(299,872)	(26,872)

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the six months ended June 30, 2005 Unaudited	For the six months ended June 30, 2004 Unaudited	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period from inception (October 28, 1999) TO June 30, 2004 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,124)	$(6,504)	$(14,862)	$(10,295)	$(299,872)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement	-0-	-0-			232,500
Non cash expenses - shares of common stock issued as compensation				8,500	20,500
Accrued expenses	3,000	3,000	6,000	1,500	10,500
TOTAL CASH FLOWS FROM OPERATIONS	(124)	(3,504)	(8,862)	(295)	(36,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable	(300)	9,889	8,600	1,000	36,391
Sale of stock	______	_____	_____	_____	252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(300)	9,889	8,600	1,000	288,891

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement					(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	-0-	-0-		-0-	(252,500)

NET INCREASE (DECREASE) IN CASH	(424)	6,385	(262)	705	19
CASH BALANCE BEGINNING OF PERIOD	443	705	705	-0-	-0-
CASH BALANCE END OF PERIOD	$19	$7,090	$443	$705	$19

Non-cash payments	$-0-	$-0-	$-0-	$6,000	$20,500
Corporate income taxes	$-0-	$-0-	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-	$-0-	$-0-

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       1.   Financial Information-Basis of Presentation

     The accompanying unaudited financial statements of global Agri-Med Technologies, Inc. the ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation  (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Operating results for the six months period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

Continuing Operations

During the period required to develop the Company's production facilities and marketing plans, the Company has required and will continue to require additional operating funds.  The Company has suffered net losses and negative operating cash flows since inception.  For the year ended December 31, 2004, the Company had net losses from operations of $14,862, and negative operating cash flows from operations of $8862.  The Company is in a negative working capital position of $43,748 at December 31, 2004 and $124 for the six months ended June 30, 2005.

The Company must fund the purchase of initial inventory pursuant to contractual relationships with its main supplier Scantek Medical. Funding is also required to organize a marketing infrastructure and production facilities and additional cost required in meeting the compliance requirements of Sarbanes-Oxley.  Funding for Company's operations to date has been provided primarily by officer loans.  For the period from inception (October 28, 1999) to June 30, 2005, the Company is indebted to officer's loans aggregating $36,391.

The ultimate success of the Company is dependent upon management's ability to produce and market the Company's products at levels sufficient to generate operating revenues in excess of expenses.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases, secure additional funds for Sarbanes-Oxley compliance, and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain.  While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.  Also, the Company has substantial working capital requirements with meeting compliance requirements with Sarbanes-Oxley.

Management's plans for future operations consist of developing its market share for its medical devices, through product awareness promotional campaigns and development of key manufacturing and distributor relationships for its products and services. The Company does not maintain retail outlets for its products. Rather, the Company intends to sells its products and services through distributors who, in turn, resell the Company's products and services to customers through a variety of distribution channels, including drug stores, wholesalers, the National Health Service and, to a lesser extent, other distribution channels.

The financial statements presented consist of the unaudited balance sheet balance sheet as of June 30, 2005 and audited balance sheet of December 31,2005 and the related unaudited statements of operations and cash flows for the six months ended June 30, 2004 and 2005.

In order to provide reliable service to its distributors and customers, the Company must continue to develop and maintain favorable relationships with suppliers and members of its distribution channels.  The Company currently maintains a contract with one major supplier, which will not expire until the end of 2005, at the earliest. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major distributors and medical doctors.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES-(continued)

2.  Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

3.   Property and Equipment

     Property and equipment are stated at cost and are depreciated principally on methods and at rates designed to amortize their costs over their estimated useful lives.

     The estimated service lives of property and equipment are principally as follows:

Furniture and fixtures Computer equipment Computer software	5- 7 years 3- 7 years 2- 7 years

     Repairs and maintenance are expensed as incurred.  Expenditures that increase the value or productive capacity of assets are capitalized.  When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

4.   Revenue and Cost Recognition

     The Company recognizes revenue when products are shipped and billed.

5.   Advertising Cost

     Advertising costs are expensed as incurred.  Advertising expense totaled $0- and  $-0- for the six months ended June 30, 2005 and 2004, respectively.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

6.   Recent Accounting Pronouncements

     New accounting statements issued, and adopted by the Company, include the following:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 14 "Business Combinations"  ("SFAS 141"), which requires all business  combinations  initiated  after June 30, 2001 to be accounted  for using  the  purchase  method  of  accounting.  As  a  result,  use  of  the pooling-of-interests   method  is  prohibited  for  business  combinations initiated  thereafter.  SFAS 141 also establishes criteria for the separate recognition of intangible  assets acquired in a business  combination.  The adoption  of SFAS  141 did not  have a  material  impact  on the  Company's results of operations, financial position or cash flows.

     In July 2001,  the FASB  issued  Statement  No.  142,  "Goodwill  and Other Intangible  Assets" ("SFAS 142"),  which requires that goodwill and certain other intangible  assets having  indefinite lives no longer be amortized to earnings,  but  instead be  subject to  periodic  testing  for  impairment.  Intangible  assets  determined to have definitive lives will continue to be amortized  over their useful  lives.  This  Statement is effective  for the Company's  2003  fiscal  year.  However,  goodwill  and  intangible  assets acquired   after   June  30,   2001   are   subject   immediately   to  the  non-amortization  and  amortization  provisions  of  this  Statement.   The     adoption  of SFAS 142 did not have an impact on the  Company's  results  of  operations, financial position or cash flows.

     In April 2002, the FASB issued SFAS No. 145,  Rescission of FASB Statements No.  4, 44 and 64,  Amendment  of FASB  Statement  No.  13,  and  Technical Corrections.   Among  other  provisions,   this  Statement  eliminates  the requirement that gains and losses from extinguishment of debt be classified as extraordinary items. The Company will adopt SFAS 145 in fiscal 2003, and has determined it will not impact the Company's financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement requires that a liability for a cost associated with an exit or disposal  activity be recognized when the  liability is incurred,  rather than when a company  commits to an exit plan as was previously required. SFAS 146 is effective for exit or disposal activities  that are initiated after December 31, 2002. The Company adopted SFAS  146 in  fiscal  2003,  and has  determined  it will  not  impact  the Company's financial position, results of operations or cash flows.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

6.   Recent Accounting Pronouncements-(continued)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition  and  Disclosure."  This statement  amends SFAS No. 123, transition for a voluntary change to the  fair-value-based  method of accounting for stock-based employee  compensation.  In addition,  this statement amends the disclosure  requirements  of SFAS 123 to require  prominent  disclosures in both annual and  interim  financial  statements  about the method of  accounting  for stock-based employee  compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting  for Stock Issued to  Employees,"  and complies with the  disclosure provisions of SFAS 123 and SFAS 148.

     In November 2002, FASB Interpretation No. 45,  "Guarantor's  Accounting and Disclosure  Requirements  for  Guarantees,  Including  Indirect  Guarantees  and Indebtedness of Others," was issued.  This  interpretation  requires the initial recognition and initial measurement,  on a prospective basis only, to guarantees issued or modified after December 31, 2002.  Additionally,  certain  disclosures requirements  are effective for financial  statements  ending after December 15, 2002.  There were no disclosures  required of the Company in the fiscal 2002 and 2003 financial statements.

     In January 2003, FASB  Interpretation  No. 46,  "Consolidation  of Variable Interest  Entities,"   ("VIE's")  was  issued.  This  interpretation   clarifies situations  in  which   entities  shall  be  subject  to   consolidation.   This interpretation  is effective for all VIE's  created after January 31, 2003.  The Company does not believe that the adoption of this  interpretation will have any impact on its financial statements.

NOTE B--EARNINGS (LOSS) PER SHARE

     Basic net earnings  (loss) per common share is computed  using the weighted average  number of common  shares  outstanding  during the period.  The dilutive effect of  potential  common  shares  outstanding  is  included  in diluted  net earnings per share. In periods where losses are reported,  the weighted  average number of common shares outstanding  excludes common stock equivalents,  because their inclusion would be anti-dilutive.

NOTE C - INCOME TAXES

     The Company  provides for the tax effects of  transactions  reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences  between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities,  if any,  represent  the future tax  return  consequences  of those differences,  which will  either be taxable  or  deductible  when the assets and liabilities  are recovered or settled. As of December 31, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's  financial  position  because the deferred tax asset related to the  Company's  net  operating  loss  carry  forward  and was fully  offset by a valuation allowance.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE C - INCOME TAXES -(continued)

     At December 31, 2004, the Company has net operating loss carry forwards for income tax purposes of  $299,872.  These carry forward losses are available to offset  future  taxable  income,  if any,  and  expire  in the  year  2012.  The components of the net deferred tax asset as of are as follows:

Deferred tax assets:	June 30, 2005
------------------
Net operating loss carry forward	$ 296,748
Current period loss	3,124
-------------
Total deferred tax assets	$ 299,872
------------
Valuation allowance	(299,872)
------------
Net deferred tax asset	$ -0-
=======

     The Company  recognized  no income tax benefit from the loss  generated for the  period  from the date of  inception  to  December  31,  2004.  SFAS No. 109 requires  that a valuation  allowance  be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Based on the  Company's  performance  in the first  and  second  quarter  of 2005 and the Company's  forecast  of future  taxable  income,  management  determined  that a portion of the  deferred  tax assets  that were  previously  provided  were more likely to be realized would be $-0-.  As a result,  the Company  realized no tax benefit  within the statement of operations for the six months ended June 30, 2005.

NOTE D - COMMITMENTS AND CONTINGENCIES

       During 1997 our then parent company acquired an exclusive license ("License Agreement") to manufacture, market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company, of that contract dated February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", "United Kingdom" or "UK"), but requires the Company to make certain payments by April 25, 2005 (extended by    mutual agreement to October 25, 2005).

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

NOTE D - COMMITMENTS AND CONTINGENCIES -(continued)

The Distribution Agreement provides that Scantek Medical will receive 20% of the then issued and outstanding common shares of the Company. These shares were issued subsequent to the date of the financial statements. The agreement  further provides   Scantek Medical with the right to convert their interest in the us into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the Company. In the event certain payments are not made by the Company as required in the Agreement, then Scantek may choose not to proceed with the new Distribution Agreement, and the Company will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for "license" fees of which $350,000 was to be paid on or before April 25, 2005, later extended to August 25, 2005, and $300,000 on or before the first anniversary of the Agreement.  As of June 30, 2005, none of these payments have been paid.  If these fees are not paid, and if the agreement is left in effect, the License Fees will be paid through additional royalties to be levied on sales, if any, at the rate of 90% of the gross profit until the License Fees have been paid.  The only additional cost of the Agreement is the $11 per unit price to be paid for the product to Scantek Medical, the sole supplier of the product.  If the license fee is not paid then the License Agreement covering the country of Chile becomes reactivated.  However, management believes that the utilization of the License Agreement poses even more severe problems than the present Agreement.  The write down of the $232,500 in fiscal 2002 reflects the exhaustion of the then issued patents.  Since that time at least one additional patent was obtained (the original patents expired in 2004), but the Company's auditors believed the write down to be required by the applicable generally accepted accounting principles.  Since the License Agreement also covers know how and additional patents the License Agreement will not expire unless revised minimal royalty payments, or regular royalty payments, are not made.  The original  requirement to purchase a turn-key manufacturing plant has been waived.  In fact, Scantek Medical has most recently voiced the opinion that they would like to have additional equipment purchased and installed in their plant for operation by their personnel if demand in the UK develops.  It was agreed between the Company and Scantek Medical that such discussions were premature.  If such a manufacturing line was purchased (and the passage of time has modified what is meant by a manufacturing line) the Company would most likely finance the line by debt and only if the cash flow from sales made such a purchase desirable.  The minimum royalties called for either in the Agreement or the License Agreement would only be paid from sales, if and only if sales develop.

NOTE F - RELATED PARTY TRANSACTIONS

Lease Commitment

The Company occupies office space rent free from Roger Fidler, President at 400 Grove Street, Glenn Rock, New Jersey.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

Officer Salaries

      Roger Fidler, President, is to receive a minimal salary of $500 per month until such time as the Company enters into profitable operations.

NOTE K - SUBSEQUENT EVENTS

     Subsequent to the date of the financial statements, the Company issued 1,407,031 shares of common stock pursuant to the contractual agreement with Scantek Medical, Inc. and an additional 1,000,000 shares of common stock to Mr. Roger Fidler in lieu of accrued compensation.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Plan Of Operation

During 1997 the Company's parent acquired an exclusive license ("License Agreement") to manufacture, market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company, of that contract dated February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", "United Kingdom" or "UK")), but requires the Company to make certain payments by April 25, 2005 (extended by mutual agreement to October 25, 2005).  The Distribution Agreement provides that Scantek Medical would receive 20% of the then issued and outstanding common shares of the Registrant (such shares have been issued), and further provides Scantek Medical with the right to convert their interest in the Company into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the registrant. In the event certain payments are not made by the Registrant as required in the Agreement, Scantek may choose not to proceed with the new Distribution Agreement, and the Registrant will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for purchase of the distribution rights, in addition to the surrender of the Singapore rights, of which $350,000 was to be paid on or before April 25, 2005, later extended to October 25, 2005, and $300,000 on or before the first anniversary of the Agreement.  If these fees are not paid (and to the date of this filing they have not been paid), and if the agreement is left in effect, the payment for product, currently set at $11 per unit to be paid for the product to Scantek Medical, the sole supplier of the product, will cause 90% of the gross profit to be paid to Scantek Medical until the purchase price is paid in full.  If the license fee is not paid, then the License Agreement covering the country of Chile becomes the surviving agreement.  However, the Company believes that the utilization of the License Agreement poses even more severe problems than the present Agreement.  The write down of the $232,500 in fiscal 2002 reflects the exhaustion of the then issued patents.  Since that time at least one additional patent was obtained (the original patents expired in 2004), but the Company's auditors believed the write down to be required by the applicable generally accepted accounting principles.  Since the License Agreement also covers know how and additional patents the License Agreement will not expire unless revised minimal royalty payments, or regular royalty payments, are not made.  The original requirement to purchase a turn-key manufacturing plant has been waived.  In fact, Scantek Medical has most recently voiced the opinion that they would like to have additional equipment purchased and installed in their plant for operation by their personnel if demand in th UK develops.  It was agreed between the Company and Scantek Medical that such discussions were premature.  If such a manufacturing line were purchased (and the passage of time has modified what is meant by a manufacturing line) the Company would most likely finance the line by debt and only if the cash flow from sales made such a purchase desirable.  The minimum royalties called for either in the Agreement or the License Agreement would only be paid from sales, if and only if sales develop.

Over the next twelve months the Company intends to begin a series of steps that hopefully will lead to the utilization of this exclusive distributorship.  Those steps are setting up a wholesaling operation, placing inventory with the wholesaler, providing samples to doctors and clinics so as to encourage introduction of the product and provide for good public relations, additional events to publicize the launch, advertising to create product awareness and later to commence sales through the National Health Service.  The Company has been informed by the manufacturer and counsel in England that the product may be marketed without further regulatory approvals in the UK.  The Company has reached an oral agreement with a medical products wholesaler to carry the initial inventory.  In order to accomplish the remaining goals, the Company will be require additional funds to pay for the costs of setting up the marketing systems envisioned.

The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's President indefinitely.  The President anticipates being able to meet the cash requirements of the Company until the need for additional funds arises for advertising, samples and public relations related to the launch of the product in the UK.  Through June 30, 2005, the President has loaned the Company $36,391. The Company believes that these additional funds will be needed no later than October, 2005.  If additional funds are not available at that time then the UK launch of the product will be delayed on day by day basis until such financing is available, if ever. The Company is seeking an equity placement in the UK to provide the needed financing.  The Company estimates the minimum cost of the launch to be between $800,000 and $3,000,000 depending upon the geographic scope of the launch.  The Company plans to open a small office in the UK to oversee the launch of the product. The expenses of this office will be made only when, and if, the above mentioned financing is obtained.  If the launch is successful, the Company will then, and only then, hire one or two employees to staff the UK office.  In the meantime, the launch will be supervised by the Company's President.

In addition to the risk of not obtaining the additional financing, the Company also faces the risk of lack of product acceptance, the risk attributable to operating in a foreign country and risk of loss during shipment of its product that may not be covered by insurance.

OFF-BALANCE SHEET ARRANGEMENTS

     We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

ITEM 3.  CONTROLS AND PROCEDURES

     Global's management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Management therefore is continuing to improve on the design of such controls. Global's management, including Mr. Fidler, our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. Based on our assessment we believe that as of March 31, 2005 our internal control over financial reporting is adequate.

     There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

     As of the date hereof, the company has no pending or threatened litigation.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

     Not applicable.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES

     Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index

Exhibit	Description
--------	-----------
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

     The certifications attached as Exhibits 32.1 and 32.2 accompany this     Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-     Oxley Act of 2002 and shall not be deemed "filed" by Global Agri-Med Technologies, Inc. for purposes of Section 18 of the Exchange Act.

(b) During the three month period ended March 31, 2005, no reports were filed on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Agri-Med Technologies, Inc.
Date: September 1, 2005	By: /s/ Roger L. Fidler
--------------------------------
Roger L. Fidler, President
(Principal Executive Officer)

Date: September 1, 2005	By: /s/ Roger L. Fidler
--------------------------------
Roger L. Fidler, CFO
(Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Global Agri-Med Technologies, Inc.
Date: September 1, 2005	By: /s/ Roger L. Fidler
Roger L. Fidler, Director

EXHIBIT INDEX

Exhibit	Description
-------	-----------

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Global Agri-Med Technologies, Inc. for purposes of Section 18 of the Exchange Act.