Form 10QSB
period 2005-09-30
GLOBAL AGRI MED TECHNOLOGIES INC
filed 2005-11-22
CIK 1257514

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

            [X]      Quarterly Report Under Section 13 or 15 (d) of the SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

Commission File No. 0-51311

GLOBAL AGRI-MED TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

New Jersey	22--3720074
--------------------	------------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 Grove Street, Glen Rock, New Jersey 07452
--------------------------------------------------
201-445-7399
--------------------------------------------------
          (Address and telephone number of principal executive offices)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for suchshorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     We had approximately 8,035,186 shares of our no par value common stock outstanding as of November 14, 2005.

     Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

GLOBAL AGRI-MED TCHNOLOGIES, INC.
SEPTEMBER 30, 2005 QUARTERLY REPORT ON FORM 10-QSB

QUARTERLY REPORT ON FORM 10-QSB FOR GLOBAL AGRI-MED TECHNOLOGIES, INC.

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the  information  presented in this Quarterly  Report on Form  10-QSB  for  the  quarter  ended  September 30,  2005   discusses   financial projections,  information or  expectations  about the products or markets of our company,  or otherwise makes statements about future events, such statements are forward-looking.  We are making these forward-looking  statements in reliance on the safe harbor  provisions of the Private  Securities  Litigation Reform Act of 1995.   Although  we  believe   that  the   expectations   reflected   in  these forward-looking  statements  are based on  reasonable  assumptions,  there are a number of risks and  uncertainties  that could  cause  actual  results to differ materially from such forward-looking  statements.  These risks and uncertainties are described,  among other places in this Quarterly  Report,  in  "Management's Discussion and  Analysis".  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company,  all adjustments,  consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005,  and the results of its  operations  and changes in its financial  position from January 1, 2005 through September 30 , 2005, have been made. The results of its operations for such interim period are not necessarily  indicative of the results to be expected for the entire year. These condensed financial statements should be read in  conjunction  with the financial  statements and notes thereto included  in the  Company's  annual  report on Form  10-KSB for the year  ended December 31, 2004.

INDEX TO FINANCIAL STATEMENTS
Page
Part 1 - Financial Information

Item 1 - Financial Statements

Balance Sheets as of September 30, 2005 (unaudited)
and December 31, 2004	5

Statements of Operations for the nine months ended
September 30, 2005 and 2004 (unaudited)	6

Statements of Operations for the three months ended
September 30, 2005 and 2004 (unaudited)	7

Statement of Stockholders' Equity for the nine months
ended September 30, 2005 (unaudited)	8

Statements of Cash Flows for the nine months ended
September 30, 2005 and 2004 (unaudited)	9

Notes to Financial Statements	10-16

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) BALANCE SHEET
	September 30, 2005 Unaudited	December 31, 2004
Assets
Current assets
Cash	$100	$443
Total current assets	100	443

Other assets
License agreement	20,000	20,000
Total other assets	20,000	20,000
Total assets	$20,100	$20,443

Liabilities and Stockholders' Equity

Current liabilities
Accrued liabilities	$12,000	7,500
Officer loan payable	36,491	36,691
	48,491	44,191

Stockholders' equity
Preferred Stock authorized 10,000,000 shares, no par value each. At December 31, 2004 and September 30, 2005, there are no shares outstanding
Common Stock authorized 40,000,000 shares, no par value each. At December 31, 2004 and September 30, 2005, there are 8,035,156 shares outstanding	287,442	273,000
Deficit accumulated during the development stage	(315,833)	(296,748)
Total stockholders' equity	(28,391)	(23,748)
Total liabilities and stockholders' equity	$20,100	$20,443

                    See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the nine months ended September 30, 2005 Unaudited	For the nine months ended September 30, 2004 Unaudited	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period frominception (October 28, 1999) to September 30, 2005 Unaudited
Revenue	$-0-	$-0-	$-0-	$-0-	$-0-

Costs of goods sold	-0-	-0-	-0-	-0-	-0-

Gross profit	-0-	-0-	-0-	-0-	-0-

Operations:
General and administrative	4,643	14,092	14,862	1,795	48,391
Write down of license agreement value					232,500
Non cash compensation-shares of common stock issued	14,442			8,500	34,942
Depreciation and amortization	-0-	-0-	-0-	-0-	-0-
Total expense	19,085	14,092	14,862	10,295	315,833

Net income (loss)	$(19,085)	$(14,092)	$(14,862)	$(10,295)	$(315,833)

Basic and diluted net loss Per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	6,162,021	5,628,125	5,628,125	5,628,125

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

Date	Preferred stock	Preferred stock	Common Stock	Common Stock	Deficit accumulated during developent stage	Total
April 1, 2000	-0-	$-0-	1,190,000	$252,500	$(43,049)	$209,451
Net loss	_______	________	__________	________	15,958	15,958
Balances December 31, 2000	-0-	$-0-	1,190,000	252,500	(27,091)	225,409
Issuance of shares as non-cash officer compensation			1,679,375	6,000		6,000
Net loss	_______	________	__________	________	(6,000)	(6,000)
Balances December 31, 2001	-0-	$-0-	2,869,375	258,500	(33,091)	225,409
Issuance of shares as non-cash officer compensation			1,379,375	6,000		6,000
Net loss	_______	________	__________	________	(238,500)	(238,500)
Balances December 31, 2002	-0-	$-0-	4,248,750	264,500	(271,591)	(7,091)
Unaudited
Issuance of shares as non-cash officer compensation			1,379,375	8,500		8,500
Loss					(10,295)	(10,295)
Balance 12-31-2003	-0-	$-0-	5,628,125	$273,000	$(278,586)	$(5,586)
Net loss					(14,862)	(14,862)
Balance 12-31-2004	-0-	$-0-	5,628,125	$273,000	$(296,748)	$(23,748)

Unaudited
Issuance of shares as non-cash officer compensation			1,000,000	6,000		6,000
Issuance of shares to Scantek Medical, Inc. pursuant to greement			1,407,031	8,442		8,442
Net loss					(19,085)	(19,085)
Balance 9-30-2005	-0-	-0-	8,035,156	287,442	(315,833)	(28,391)

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the nine months ended September 30, 2005 Unaudited	For the nine months ended September 30, 2004 Unaudited	For the year ended December 31, 2004	For the year ended December 31, 2003	For the period from inception (October 28, 1999) TO September 30, 2004 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,085)	$(14,092)	$(14,862)	$(10,295)	$(301,391)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement	-0-	-0-			232,500
Non cash expenses - shares of common stock issued as compensation	14,442			8,500	20,500
Accrued expenses	4,500	4,500	6,000	1,500	10,500
TOTAL CASH FLOWS FROM OPERATIONS	(143)	(9,592)	(8,862)	(295)	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable	(200)	9,390	8,600	1,000	36,491
Sale of stock	______	_____	_____	____	252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(200)	9,390	8,600	1,000	288,891

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement					(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	-0-	-0-		-0-	(252,500)

NET INCREASE (DECREASE) IN CASH	(343)	(202)	(262)	705	100
CASH BALANCE BEGINNING OF PERIOD	443	705	705	-0-	-0-
CASH BALANCE END OF PERIOD	$100	$503	$443	$705	$100

Non-cash payments	$14,442	$-0-	$-0-	$8,500	$20,500
Corporate income taxes	$-0-	$-0-	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

     1.   Financial Information-Basis of Presentation

     The accompanying unaudited financial statements of global Agri-Med Technologies, Inc. the ("Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation  (consisting of normal recurring accruals) have been included.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the Operating results for the nine months period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004

Continuing Operations

During the period required to develop the Company's production facilities and marketing plans, the Company has required and will continue to require additional operating funds.  The Company has suffered net losses and negative operating cash flows since inception.  For the year ended December 31, 2004 and the nine months ended September 30, 2005, the Company had net losses from operations of $14,862  and $19,085 respectively, and negative operating cash flows from operations of $8,862 and $143 respectively.  The Company is in a negative working capital position of $43,748 at December 31, 2004 and $48,391 for the nine months ended September 30, 2005.

The Company must fund the purchase of initial inventory pursuant to contractual relationships with its main supplier Scantek Medical. Funding is also required to organize a marketing infrastructure and production facilities and additional cost required in meeting the compliance requirements of Sarbanes-Oxley.  Funding for Company's operations to date has been provided primarily by officer loans.  For the period from inception (October 28, 1999) to September 30, 2005, the Company is indebted to officer's loans aggregating $36,391.

The ultimate success of the Company is dependent upon management's ability to produce and market the Company's products at levels sufficient to generate operating revenues in excess of expenses.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

The financial statements presented consist of the unaudited balance sheet balance sheet as of September 30, 2005 and audited balance sheet of December 31,2005 and the related unaudited statements of operations and cash flows for the nine months ended September 30, 2004 and 2005.

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

September 30, 2005

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

          The estimated service lives of property and equipment are principally as follows:

                      Furniture and fixtures                            5- 7 years
                      Computer equipment                             3- 7 years
                      Computer software                                2- 7 years

3.       Property and Equipment-(continued)

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

5.       Advertising Cost

          Advertising costs are expensed as incurred.  Advertising expense totaled $0- and  $-0- for the nine months ended September 30, 2005 and 2004, respectively.

GLOBAL AGRI-MED TCHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

September 30, 2005

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

      Note 6 - Income Taxes

The Company provides for the tax effects of transactions  reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences  between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities,  if any  represent  the  future tax  return  consequences  of those differences,  which will  either be taxable  or  deductible  when the assets and liabilities  are recovered or settled.  As of December 31, 2004, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's  financial  position  because the deferred tax asset related to the  Company's  net  operating  loss  carry  forward  and was fully  offset by a valuation allowance.

At December 31, 2004 and for the nine months ended September 30, 2005, the Company has net operating  loss carry forwards for income tax purposes of $296,748 and $315,833. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2020. The Company's utilization  of this carry  forward  against  future  taxable  income may become subject to an annual  limitation due to a cumulative  change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of  December 31, 2004and September 30, 2005 are as follows:

Deferred tax asset: Net operating loss carry forward Valuation allowance Net deferred tax asset	September 30, 2005 $315,833 (315,833) ----------- $-0-

SFAS No. 109 requires that a valuation  allowance be provided if it is more likely than not that some  portion or all of a deferred  tax asset will not be realized.  The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income.  Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE D - COMMITMENTS AND CONTINGENCIES

During 1997 our then parent company acquired an exclusive license ("License Agreement") to manufacture, market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company, of that contract dated February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", "United Kingdom" or "UK"), but

requires the Company to make certain payments by April 25, 2005 (extended by    mutual agreement to October 25, 2005). The Distribution Agreement provides that Scantek Medical will receive 20% of the then issued and outstanding common shares of the Company. These shares were issued subsequent to the date of the financial statements. The agreement  further provides   Scantek Medical with the right to convert their interest in the us into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the Company. In the event certain payments are not made by the Company as required in the Agreement, then Scantek may choose not to proceed with the new Distribution Agreement, and the Company will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for "license" fees of which $350,000 was to be paid on or before April 25, 2005, later extended to August 25, 2005, and $300,000 on or before the first anniversary of the Agreement.  As of September 30, 2005, none of these payments have been paid.  If these fees are not paid, and if the agreement is left in effect, the License Fees will be paid through additional royalties to be levied on sales, if any, at the rate of 90% of the gross profit until the License Fees have been paid.  The only additional cost of the Agreement is the $11 per unit price to be paid for the product to Scantek Medical, the sole supplier of the product.  If the license fee is not paid then the License Agreement covering the country of Chile becomes reactivated.  However, management believes that the utilization of the License Agreement poses even more severe problems than the present Agreement.  The write down of the $232,500 in fiscal 2002 reflects the exhaustion of the then issued patents.  Since that time at least one additional patent was obtained (the original patents expired in 2004), but the Company's auditors believed the write down to be required by the applicable generally accepted accounting principles.  Since the License Agreement also covers know how and additional patents the License Agreement will not expire unless revised minimal royalty payments, or regular royalty payments, are not made.  The original  requirement to purchase a turn-key manufacturing plant has been waived.  In fact, Scantek Medical has most recently voiced the opinion that they would like to have additional equipment purchased and installed in their plant for operation by their personnel if demand in the UK develops.  It was agreed between the Company and Scantek Medical that such discussions were premature.  If such a manufacturing line was purchased (and the passage of time has modified what is meant by a manufacturing line) the Company would most likely finance the line by debt and only if the cash flow from sales made such a purchase desirable.  The minimum royalties called for either in the Agreement or the License Agreement would only be paid from sales, if and only if sales develop.

NOTE F - RELATED PARTY TRANSACTIONS

Lease Commitment

The Company occupies office space rent free from Roger Fidler, President at 400 Grove Street, Glenn Rock, New Jersey.

Officer Salaries

Roger Fidler, President, is to receive a minimal salary of $500 per month until such time as the Company enters into profitable operations.

Officer loan payable

The Company is obligated to repay monies advance from Mr. Roger Fidler aggregating $36,691 and $36,691 as of December 31, 2004 and September 30, 2005. These monies are payable on demand and without interest.

Issuance of Common Stock

The Company issued 1,407,031 shares of common stock valued at $0.006 per share or $8,442 pursuant to the contractual agreement with Scantek Medical, Inc. and an additional 1,000,000 shares of common stock to Mr. Roger Fidler in lieu of accrued compensation aggregating $6,000 or $0.006 per share.

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

The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's President indefinitely.  The President anticipates being able to meet the cash requirements of the Company until the need for additional funds arises for advertising, samples and public relations related to the launch of the product in the UK.  Through September 30, 2005, the President has loaned the Company $36,391. The Company believes that these additional funds will be needed no later than October, 2005.  If additional funds are not available at that time then the UK launch of the product will be delayed on day by day basis until such financing is available, if ever. The Company is seeking an equity placement in the UK to provide the needed financing.  The Company estimates the minimum cost of the launch to be between $800,000 and $3,000,000 depending upon the geographic scope of the launch.  The Company plans to open a small office in the UK to oversee the launch of the product. The expenses of this office will be made only when, and if, the above mentioned financing is obtained.  If the launch is successful, the Company will then, and only then, hire one or two employees to staff the UK office.  In the meantime, the launch will be supervised by the Company's President.

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

   32.2.1        Certification of Principal Financial Officer required under Rule
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

Global Agri-Med Technologies, Inc.

Date: November 14, 2005	By: /s/ Roger L. Fidler
--------------------------------
Roger L. Fidler, President
(Principal Executive Officer)

Date: November 14, 2005	By: /s/ Roger L. Fidler
--------------------------------
Roger L. Fidler, CFO
(Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2005	By: /s/ Roger L. Fidler
--------------------------------
Roger L. Fidler, CFO
Roger L. Fidler, Director

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

   32.2.1        Certification of Principal Financial Officer required under Rule
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