Form 10KSB
period 2005-12-31
GLOBAL AGRI MED TECHNOLOGIES INC
filed 2006-11-15
CIK 1257514

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended 2005.

[  ]

TRANSITION REPORUNDER SECTION 13 OR 15(d) OF THE SECUIRITES EXCHANGE ACT OF 1934

For the transition period from ________to _____________

Commission file number ____________________________

GLOBAL AGRI-MED TECHNOLOGIES,INC.
(Name of Small Business Issuer in its Charter)

New Jersey	22-3720074
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or organization)	Identification No.)

400 Grove Street, Glen Rock New Jersey	07452
(Address of Principal Executive Offices)	(Zip Code)

(201) 445-7399
(Issuer's Telephone Number)

Securities to be registered under Section 12(b) of the Act:
None

Securities to be registered under Section 12(g) of the Act:
Common Stock, no par value

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [x]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                      Yes [   ]   No  [x]

Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.00

The securities of the registrant are not trading.

The Registrant’s common stock outstanding as of December 31, 2005 was 8,035,156 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

1. Certificate of Incorporation
2. By-Laws
3. Specimen Common Stock Certificate
4. Distribution Agreement Between Registrant and Scantek Medical, Inc.
5. License Agreement between Registrant and Scantek Medical, Inc.
6. Fifth Amendment to Exclusive Distribution Agreement between Scantek Medical, Inc. and Global Agri-Med Technologies, Inc.
7. Demand Promissory Note
8. BreastCare Differential Temperature Sensor-Directions for Use & Patient Form

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [x]

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT

GLOBAL AGRI-MED TECHNOLOGIES,INC. and   (hereinafter   referred  to  as "Registrant",   "GLOBAL",  or  "Company")  commenced  business  activities  as  a corporation  in 2000 and was  incorporated  on October 28, 1999, and was a wholly owned subsidiary of D-Lanz Development Group, Inc. (“D-Lanz”) from formation until May, 2000 when the Company was spun-off from its former parent.

At the time of the spin-off Roger Fidler, President of the Company, represented the President of Scantek Medical, Inc. (“Scantek”, “Scantek Medical” or the “Licensor”), Zsigmond Sagi, in a divorce matter as legal counsel.  From time to time Mr. Fidler represented Scantek, the manufacturer of the product that the Company plans to distribute, as legal counsel in primarily landlord tenant disputes.  Mr. Fidler was a minor shareholder prior to 2000, although at about that time he divested his ownership by transferring the holdings to his son.  Scantek owned a substantial position in D-Lanz pursuant to the license agreement between the two companies.  That interest was in theory changed over to an interest in Global at that time although that ownership interest has been recently renegotiated in the new distribution agreement (“Distribution Agreement”) that maintains the 20% ownership of Scantek in the corporate entity, presently the issuer that possesses the distribution rights to BreastCare, the product that the Company intends to distribute.

BUSINESS OF ISSUER

The assets acquired from its former parent were an exclusive license to manufacture market and sell a breast abnormality indicator ("BreastCare") in Chile and Singapore (“License Agreement”). Due to a recent renegotiation of the relationship between the Registrant and Scantek Medical, Inc. the Registrant now holds rights in Chile and the United Kingdom.  This product, which has had FDA marketing clearance in the United States since 1985, is presently manufactured in the United States by Scantek Medical, a corporation trading over the counter in the pink sheets.  The Registrant and Scantek are related parties in that Scantek owns, as one provision of the Distribution Agreement with the Registrant, 20% of the issued and outstanding common shares of the Registrant and has the right to convert that 20% interest into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the registrant to receive the distribution rights. In the event certain payments are not made by the Registrant as required in the Agreement, Scantek may choose not to proceed with the Distribution Agreement, and the Registrant will be left solely with its original license structure based upon the territory of Chile alone.

 The Distribution Agreement provides that Scantek Medical would receive 20% of the then issued and outstanding common shares of the Registrant (such shares have been issued), and further provides Scantek Medical with the right to convert their interest in the Company into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the registrant. In the event certain payments are not made by the Registrant as required in the Agreement, Scantek may choose not to proceed with the Distribution Agreement, and the Registrant will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for purchase of the distribution rights, in addition to the surrender of the Singapore rights, of which $350,000 was to be paid on or before April 25, 2005, later extended to March 31, 2007, and $300,000 on or before the first anniversary of the Agreement, extended to December 31, 2007.  We plan to pay this purchase price through a private equity placement.  If these fees are not paid (and to the date of this filing they have not been paid), and if the agreement is left in effect, the payment for product will be paid over to Scantek Medical at a rate equal to 90% of the gross profit until the purchase price for the Distributorship is paid in full.  If the license fee is not paid, then the License Agreement covering the country of Chile becomes the surviving agreement.

The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's President indefinitely.  The President anticipates being able to meet the cash requirements of the Company until the need for additional funds arises for advertising, samples and public relations related to the launch of the product in the UK.  Through June 30, 2005, the President has loaned the Company $36,491. The Company believes that these additional funds will be needed no later than October, 2005.  If additional funds are not available at that time then the UK launch of the product will be delayed on day by day basis until such financing is available, if ever. The Company is seeking an equity placement in the UK to provide the needed financing.  The Company estimates the minimum cost of the launch to be between $800,000 and $3,000,000 depending upon the geographic scope of the launch.

The product is approximately six inches in diameter, one inch thick, circular non-woven fibrous pad covered on one side by temperature sensitive dots that change color is response to breast temperature. A hole in the center of each pad fits over the nipple and the test consists of two pads, worn inside the patient's bra for about fifteen minutes. After that time the pads are removed and a simple evaluation is made, in the United States by a physician, elsewhere in the world by the woman purchasing the device or anyone else of her choosing, to determine whether the test is indicative of a breast abnormality or not.  The only use of the product is to detect variances in the temperature between corresponding areas of the breasts.

The main competition for the Company's product is mammography and similar scanning devices.  Scantek Medical obtained clearance to market the product throughout the European Union, including the UK, in 2004. The product has CE number 3721/2004.  The Company has not yet applied for any governmental approval of its principal product in Chile, but believes that since the product was approved for use in the United States that it will eventually be approved in Chile.  Currently, the Company does not have any manufacturing capacity or purchasers for its product, and will rely solely upon Scantek to supply product pursuant to the Distribution Agreement. Between 2000 and the date of this registration statement the Company has done little to exploit the license because of financial constraints and the lack of success of Scantek. The Company believes that Scantek's inventory of product, established to fill government orders that are pending in Brazil, and which were initially announced by Scantek in June, 2004, has made exploitation of the license more feasible.  Scantek has made small sales (between one and two thousand units in each of Slovenia, Bulgaria, Croatia and Montenegro) and has large orders (hundreds of thousands of units) awaiting final publication from governmental units in Brazil.

Registrant's  principal  executive offices are at 400 Grove St., Glen Rock, NJ 07452. Telephone (201) 445-7399.

PATENTS

      The License Agreement covered rights under a UK patent that has expired.  While Scantek Medical owns one new patent covering improvements in the product expiring in 2018 (US Patent #6,086,247), there are no patents in the UK or Chile and the Company may be subject to competition due to the absence of patent protection.

COMPETITION

The main competition for the Company's product is mammography and similar scanning devices, such as Magnetic Resonance Imaging (MRI).  Diagnostic screening procedures for the detection of breast cancer are presently dominated by clinical breast examination that is practiced by the patient's physician through physical palpitation of the breast and underlying tissues, and by radiation based means such as mammography performed by and interpreted primarily by radiologists.  In the United States while these are not direct competition in that BreastAlert is approved as an adjunct, or extra, testing means, mammography is so dominant and clinical breast examination so pervasive that BreastAlert sales potential is somewhat limited by that “adjunct device” restriction. In the UK this restriction does not apply so mammography is the major competing device.  It is not clear whether the Company's concept will prove to be successful and whether the Company can develop this concept into an effective sales and marketing campaign in the UK in light of the existing competition.

At the present time, the Company expects to be a small player among the major mammography companies, and the screening centers that provide the mammograms.  There are numerous established cancer screening centers, virtually all of which are larger and better capitalized than the Company and/or have greater personnel  resources  and  technical  expertise.  In view of the Company's combined extremely limited financial resources and limited management availability, the Company believes that it will continue to be at a significant competitive disadvantage compared to its competitors.  There can be no guarantee that the Company will ever generate substantial revenues or ever be profitable.

In the future the Registrant may face increased competition from other thermographic technologies that are in development, as well as from other diagnostic tests such as monoclonal antibodies that have been in development for many years, and from other companies that take advantage to the lack of patent protection to duplicate the Company’s product.

EMPLOYEES

The Company employs two part time officers.

TRADE NAMES

The Company plans to use its Licensor's trademark BreastAlert in the Company's business, but has not yet done so. However, in the event the Company cannot protect its marks or does not have suitable protection for its marks, the business of the Company may be adversely affected.

FACILITIES

The Company occupies about one hundred square feet of office space in the offices of its President, Roger Fidler, at 400 Grove Street, Glen Rock, NJ 07452.  The Company pays no rent for use of this space. We have no facilities in either the United Kingdom or Chile.

RISK FACTORS

 1. Our limited operating history could delay our growth and minimize your investment

The Company was organized on October 28, 1999, has extremely limited resources and has had no revenues.  The Company's activities to date have consisted of acquiring the assets of its parent, a license to manufacture and sell the BreastAlert device, and recently the renegotiation of that agreement into a distribution agreement. The Company's operations are subject to all the risks inherent in the establishment and operation of a new business enterprise. The Company has not achieved either revenue or profitability.

The  Company's prospects must be considered in light of the risks, expenses and  difficulties  frequently  encountered by companies in their early stages of growth,  which  include,  but  are  not  limited  to, limited access to capital, competing  against  companies with strong brand names and better capitalization, and  hiring  and  retaining  qualified  personnel.  To  address these risks, the Company  must,  among  other  things,  maintain  and increase its customer base, maintain  and  develop  relationships with suppliers and distributors, implement and  successfully  execute  its  business  and marketing strategies, continue to develop and expand its product line, provide superior customer service and order fulfillment,  respond  to  competitive  developments,  and  attract,  retain and motivate  qualified  personnel.  There can be no assurance that the Company will be  successful  in  addressing such risks, and the failure to do so could have a material  adverse  effect  on  the  Company's  business, financial condition and results  of  operations.

2.  Going Concern Risk

There is substantial doubt as to our ability to continue as a going concern based on our past operating losses and predicted future operating losses. Our auditor has issued a going concern opinion on our financial statements expressing substantial doubt that we can continue as a going concern for a reasonable period of time unless sufficient equity financing can be secured. There can be no assurances that any required capital can be obtained on terms favorable to us.

3.  We Are Dependent Upon A Sole Supplier And Thus May Be Subject to Disruption Of The Supply Of Its Sole Product

      We are dependent upon its sole supplier, Scantek Medical, Inc., a small company that has had disruptions in its own business activities in the past due to lack of capital.  There is no assurance that such disruptions in the future would not impair our ability to meet our customers’ demands for product.

4.  We Do Not Have Patent Protection For Our Sole Product.

      We do not have patent protection in any of our territories for our sole product and therefore cannot exclude others from manufacturing or selling products that are identical or similar to our product.  If we develop our market in any of our territories we cannot exclude others from entering those markets due to the lack of patent protection.

5.  Because We Have No Trading Market, Investors May Find It Difficult To Sell Their Shares.

The common stock of the Company presently does not trade. The Company plans to apply for a listing on the Nasdaq Over The Counter Bulletin Board.  It had been approved for trading in the Pink Sheets, but due to waiting too long to price the issue the market maker sponsoring the listing was instructed to reapply. Since we are now effective under the 1934 Securities Exchange Act, although comments are still pending, we decided to pursue the OTCBB listing.  Such a listing may or may not be allowed.  It should be anticipated that in the event that trading commences in the OTCBB, there would be little liquidity.  Presently, there is no market for the Common Shares of the corporation and there is no assurance that such a market will develop, and if developed, continue.  Thus, holders of the Company's common stock may have difficulty in selling their shares in the event they desire to do so. (See "Description of Securities.")

6.  Because We Have Not Earned Any Revenues From Operations All Of Our Capital Requirements Have Been Met Through Financing and It Is Not Certain That We Will Be Able To Continue To Find Financing To Meet Our Operating Requirements.

Since we have failed to produce a profit and have negative cash flow, and since additional funding is required to operate the business and market the product, we will be required to raise additional funding.  Further, we are required to make substantial payments to Scantek to maintain the exclusive distribution agreement.  The payments are due on March 31, 2007 and December 301, 2007 in the amounts of $350,000 and $300,000, respectively. There can be no assurance that the Company will be able to raise additional funds when needed, or if funds are available, on terms acceptable to the Company.

7.  We Are Dependent Upon Demand Loans By Our President.

Further, the cash requirements of the Company have been met by its President.  At present, we owe the President approximately $36,491.  This debt is evidenced by a demand note.  It is anticipated that the loan will be paid from operating income.  If the President fails to continue to supply funding, or if he calls the loan, the Company would be adversely affected, and would need to obtain additional financing.  There can be no assurance that such additional funding will be obtained on terms acceptable to us.

8.  Because Our Business Is Dependent Upon A Key Employee, Our Business Operations Would Be Damaged If His Services Were Unavailable.

The business of the Company is specialized.  The continued employment of Roger Fidler is critical to the Company's business.  There can be no assurance that the Company will be able to retain Mr. Fidler or other equally qualified individuals to run the affairs of the Company.  (See "Management") In the event that the services of Mr. Fidler are not available to the Company the Company will be materially and adversely affected.  See "Business of the Company".

9.  We plan to derive all of our revenue from customers located outside the United States. Currency fluctuations and increased costs associated with international sales could make our products unaffordable in foreign markets, which would reduce our revenue or profitability.

Revenues from shipments to customers outside of North America will account for approximately 100% of revenues.  Our international sales subject us to a number of risks, including:

•

political and economic instability may reduce demand for our products or our ability to market our products in foreign countries;

•

although we plan to denominate our international sales in U.S. dollars, currency fluctuations could make our products unaffordable to foreign purchasers or more expensive compared to those of foreign manufacturers;

•

restrictions on the export or import of technology may reduce or eliminate our ability to sell in certain markets;

•

greater difficulty of administering business overseas may increase the costs of foreign sales and support;

•

foreign governments may impose tariffs, quotas and taxes on our products;

•

longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable may reduce the profitability of foreign sales; and

•

our current determination not to seek ISO-9000 certification, a widely accepted method of establishing and certifying the quality of a manufacturer’s operations, may reduce sales.

These risks may increase our costs of doing business internationally and reduce our revenues or profitability.

10.  We are at risk of losses and adverse publicity stemming from any product liability claims involving our product.

If our product were to cause health-related claims among our customers, we could be exposed to significant tort liability. The insurance we plan to carry to cover damages arising from any products liability claims may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from a claim or claims. In addition, any product liability claims involving our products or involving our industry in general could create a public perception that our product is not safe or reliable, which could harm our reputation, result in customers being reluctant to purchase and use our product, and harm our business.

Customers consider safety and reliability as primary concerns in selecting consumer products and especially beverage and food products. If we fail to maintain a record of safety and reliability that is satisfactory to our customers, our ability to retain customers and attract new customers maybe adversely affected.

As a participant in the distribution chain between the manufacturer and consumer, the Company would likely be named as a defendant in any product liability action brought by a customer. To date, no claims have been asserted against the Company for product liability; there can be no assurance, however, that such claims will not arise in the future. Currently, the Company does carry product liability insurance. In the event that any products liability claim is not fully funded by insurance, and if the Company is unable to recover damages from the manufacturer or supplier of the product that caused such injury, the Company may be required to pay some or all of such claims from its own funds. Any such payment could have a material adverse impact on the Company.

11.  Because We Are Smaller Than Almost All Of Our Competitors We May Lack The Financial Resources Needed To Capture Market Share.

Management is aware of many companies conducting businesses similar to the business of the Company.  These Companies have substantially greater capital resources, larger staffs and more sophisticated facilities than the Company. There can be no assurance that the Company will be able to compete successfully against this competition or that other companies will not enter the Company's markets and that they will be more successful than the Company.  (See "Business of the Company - Competition.")

12.  Because We Do Not Have Cumulative Voting the Company Is Controlled by Roger Fidler And May Suffer From One Party Control Decisions.

The Company's certificate of incorporation does not provide for cumulative voting.  Roger Fidler, President of the Company, owns approximately 84.5% of the issued and outstanding Shares and are able to elect all the directors.  More specifically, Roger Fidler, the President of the Company, controls the election of all directors and thus the Company.  (See "Principal Shareholders" and "Description of Securities.")

13.  Because We Have Not And Do Not Plan To Pay Dividends, The Value Of Your Investment May Be Diminished.

No dividends have been paid on the Shares and the Company does not anticipate the payment of cash dividends in the foreseeable future.  If the operations of the Company become profitable, it is anticipated that, for the foreseeable future, any income received there from would be devoted to the Company's future operations and that cash dividends would not be paid to the Company's shareholders. (See "Business - Dividend Policy.")

14. Because Management Lacks Experience, The Value of Your Investment May Be Diminished.

Roger Fidler is the originator of the Company's business concept and has run the Company since inception.  Mr. Fidler has experience primarily as an attorney, not an executive.  Since this business is relatively new, the experience of management is a critical component in the potential success of the business. (See "Management.") Mr. Fidler will need to hire additional management personnel if the Company is to grow and prosper.

15. Because We Are Subject To The Penny Stock Rules, It May Be More Difficult To Sell Your Shares.

The Company believes its Common Stock will be subject to the Penny Stock Rules promulgated under the Securities Exchange Act of 1934 due to its price being less than $5.00 per share. If the Company were to meet the requirements to exempt its securities from application of the Penny Stock Rules, there can be no assurance that such price will be maintained if a market develops and thus the Penny Stock Rules may come into effect.

These rules regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The Penny Stock Rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the Penny Stock Rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's securities. While the Company's Common Stock remains subject to the Penny Stock Rules, investors may find it more difficult to sell such securities.

16. Because Sales of Shares By Insiders Are Possible, The Value Of Your Investment May Be Diminished.

A total of 5,628,125 Shares were issued and outstanding as of the date of this report.  As of the date hereof 4,761,875 shares are restricted securities and may be sold in open market transactions in compliance with Rule 144 adopted under the Securities Act, which provides in pertinent part that each Officer, Director and affiliate, after holding the securities for two years, may sell every three months in brokerage transactions an amount equal to the greater of 1% of the Company's outstanding Common Shares or the amount of the average weekly trading volume, if any, during the four weeks preceding the sale.  Sales under Rule 144 may have a depressive effect on the price of the Common Shares in the over-the-counter market. (See "Principal Shareholders.")  Sales of Shares owned by insiders may have a depressive effect on the price of the Shares in the over-the-counter market. (See "Description of Securities.")

17. Because Management Will Control Us, And Because Management Plans To Devote Limited Time To The Company, Our Ability To Achieve Profitable Operations May Be Impaired.

Management anticipates devoting up to twenty hours per month to the business of the Company.  The Company's two officers have not entered into written employment agreements with the Company and are not expected to do so in the foreseeable future.  The Company has not obtained key man life insurance on either of its officers or directors.  Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

18.  Because We Lack Diversification, The Value Of Your Investment May Be Impaired.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business which is concentrated in only one industry. Consequently, the Company's activities will be limited to the art industry.  The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

19. Because of Government Regulation, We May Find It More Difficult To Operate Profitably

     Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company is not engaged in the business of investing or trading in securities. Although our product is approved for sale in the UK, most of the UK demand for our product would be accessible if, and only if, the product is purchased by the National Health Service (NHS). If the NHS does not buy our product we will not have access to the majority of the potential market.  Distribution in Chile will require approval by the Chilean government. The Company has taken no steps to obtain such approval, does not intend to seek such approval until a successful launch has occurred in the UK and there can be no assurance that such approval would be obtained if application is made.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's President provides the Company with limited office space in his offices at no charge.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2005.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

There is no market for our common stock.

Holders

The number of record holders of the Company’s securities as of the date of this Report is approximately 740.

Dividends

The Company has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future.  The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated.

There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its securities.

Recent Sales of Unregistered Securities

The only sales of unregistered securities of the Registrant during the past three fiscal years were:

Common Stock

On October 1, 2003 Roger Fidler exchanged 1,379,375 shares for past due salary of $8,500 in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder in that the sale of restricted securities was made to a single individual who had no intent to immediately reoffer the securities to the public.

On October 1, 2005 Roger Fidler exchanged 1,000,000 shares for past due salary of $6,000, in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder in that the sale of restricted securities was made to a single individual who had no intent to immediately reoffer the securities to the public.

On October 1, 2005 Scantek Medical, Inc. was issued 1,407,031 shares valued at $8,442 pursuant to a requirement of the Distribution Agreement and in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder in that the restricted securities were sold to a corporation in a isolated transaction with no immediate intent to re-offer the securities to the public.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS OR PLAN OF OPERATION

Plan of Operation

During 1997 the Company's parent acquired an exclusive license (“License Agreement”) to manufacture market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  The spun off company is the registrant. No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company and attached hereto as an Exhibit, of that contract dated  and effective on February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", “United Kingdom” or “UK”)), but requires the Company to make certain payments by March 31, 2007 and December 31, 2007.  The revised agreement is a distribution agreement (“Distribution Agreement”) The Distribution Agreement provides that Scantek Medical would receive 20% of the then issued and outstanding common shares of the Registrant (such shares have been issued), and further provides Scantek Medical with the right to convert their interest in the Company into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the registrant. In the event certain payments are not made by the Registrant as required in the Agreement, Scantek may choose not to proceed with the new Distribution Agreement, and the Registrant will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for purchase of the distribution rights, in addition to the surrender of the Singapore rights, of which $350,000 was to be paid on or before April 25, 2005, later extended to March 31, 2007, and $300,000 on or before the first anniversary of the Agreement, extended to December 31, 2007.  If these fees are not paid (and to the date of this filing they have not been paid), and if the agreement is left in effect, the payment for product, currently set at $11 per unit to be paid for the product to Scantek Medical, the sole supplier of the product, will cause 90% of the gross profit to be paid to Scantek Medical until the purchase price is paid in full.  If the license fee is not paid, then the License Agreement covering the country of Chile becomes the surviving agreement.  The write down of the $232,500 in fiscal 2002 reflects the exhaustion of the then issued patents.  Since that time at least one additional patent was obtained (the original patents expired in 2004), but the Company’s auditors believed the write down to be required by the applicable generally accepted accounting principles.  Although the License Agreement also covers know how and additional patents, none of the patents offer protection in Chile. It is our position, to which Scantek has not objected, that the License Agreement will not expire unless revised minimal royalty payments, or regular royalty payments, are not made based upon the same extensions granted in the Amendments to the Distribution Agreement.  The original requirement to purchase a turn-key manufacturing plant has been waived.  In fact, Scantek Medical has most recently voiced the opinion that they would like to have additional equipment purchased and installed in their plant for operation by their personnel if demand in the UK develops.  It was agreed between the Company and Scantek Medical that such discussions were premature.  If such a manufacturing line was purchased (and the passage of time has modified what is meant by a manufacturing line) the Company would most likely finance the line by debt and only if the cash flow from sales made such a purchase desirable.  The minimum royalties called for either in the Agreement or the License Agreement would only be paid from sales, if and only if sales develop.

Over the next twelve months the Company intends to begin a series of steps that hopefully will lead to the utilization of the exclusive distributorship in the UK.  Those steps are setting up a wholesaling operation, placing inventory with the wholesaler, providing samples to doctors and clinics so as to encourage introduction of the product and provide for good public relations, additional events to publicize the launch, advertising to create product awareness and later to commence sales through the National Health Service.  The Company has been informed by the manufacturer and counsel in England that the product may be marketed without further regulatory approvals in the UK.  The Company has reached an oral agreement with a medical products wholesaler to carry the initial inventory.  In order to accomplish the remaining goals, the Company will require additional funds to pay for the costs of setting up the marketing systems envisioned.

The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's President indefinitely.  The President anticipates being able to meet the cash requirements of the Company until the need for additional funds arises for advertising, samples and public relations related to the launch of the product in the UK.  Through June 30, 2006, the President has loaned the Company $36,491. The Company believes that these additional funds will be needed no later than October, 2005.  If additional funds are not available at that time then the UK launch of the product will be delayed on day by day basis until such financing is available, if ever. The Company is seeking an equity placement in the UK to provide the needed financing.  The Company estimates the minimum cost of the launch to be between $800,000 and $3,000,000 depending upon the geographic scope of the launch.  The Company plans to open a small office in the UK to oversee the launch of the product. The expenses of this office will be made only when, and if, the above mentioned financing is obtained.  If the launch is successful, the Company will then, and only then, hire one or two employees to staff the UK office.  In the meantime, the launch will be supervised by the Company’s President.

In addition to the risk of not obtaining the additional financing, the Company also faces the risk of lack of product acceptance, the risk attributable to operating in a foreign country and risk of loss during shipment of its product that may not be covered by insurance.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                                  Page

Report of Independent Certified Public Accountants

14

Consolidated Balance Sheets as of December 31, 2005

15

Statement of Operations

16

Statement of Stockholders’ Equity

17

Statement of Cash Flow

18

Notes to Financial Statements

19-23

PART F/S FINANCIAL STATEMENTS

DRAKEFORD & DRAKEFORD, LLC
CERTIFIED PUBLIC ACCOUNTANTS

A LIMITED LIABILITY COMPANY

601 Jefferson Davis Hwy

Fredericksburg, Va. 22408

Telephone: 770-575-0915

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Audit Committee
Shareholders
Directors of Global Agri-Med Technologies, Inc.

We have audited the accompanying balance sheet of Global Agri-Med Technologies, Inc. (a development stage company)  as of December 31, 2005, and the related statements of operations, changes in shareholders' equity (deficiency), and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception, October 28, 1999 to December 31, 2005. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Agri-Med Technologies, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception, October 28, 1999 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $322,953  for the period from inception of October 28, 1999 to December 31, 2005. At December 31, 2005, current liabilities exceed current assets by approximately $52,512, and total liabilities exceed total assets by approximately $32,512. These factors create substantial doubt about the Company's ability to continue as a going concern. The recovery of assets and continuation of future operations are dependent upon the Company's ability to obtain additional debt or equity financing and its ability to generate revenues sufficient to continue pursuing its business purposes (Note 1.)

/s/Drakeford & Drakeford, LLC
March 20, 2006
Royston, Georgia

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) BALANCE SHEET

December 31, 2005
Assets
Current assets
Cash	$100
Prepaid corporate taxes	250
Total current assets	350

Other assets
License agreement	20,000
Total other assets	20,000
Total assets	$20,350

Current liabilities
Accrued liabilities	$13,500
Corporate tax payable	2,870
Officer loan payable	36,491
52,861

Stockholders’ equity
Preferred Stock authorized 10,000,000 shares, no par value each. At December 31, 2005, there are no shares outstanding
Common Stock authorized 40,000,000 shares, no par value each. At June 30, 2006 and December 31, 2005, there are 8,035,156 and 8,035,156 shares outstanding	287,442
Deficit accumulated during the development stage	(319,953)
Total stockholders’ equity	(32,511)
Total liabilities and stockholders’ equity	$20,350

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) to December 31, 2005
Revenue	$-0-	$-0-	$-0-

Costs of goods sold	-0-	-0-	-0-

Gross profit	-0-	-0-	-0-

Operations:
General and administrative	6,643	9,362	52,511
Non-cash compensation for Officer’s salary	6,000	6,000	26,500
Non-cash consideration pursuant to contractual agreement with Scantek Medical Inc.	8,442		8,442
Write down of license agreement value			232,500
Depreciation and amortization	-0-	-0-	-0-
Total expense	21,085	15,362	319,953

Net income (loss)	$(21,085)	$(15,362)	$(319,953)

Basic and diluted net loss Per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	6,162,021	5,628,125

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY
Date	Preferred stock	Preferred stock	Common Stock	Common Stock	Deficit accumulated during developent stage	Total
April 1, 2000	-0-	$-0-	1,190,000	$252,500	$(43,049)	$209,451
Net loss	_______	________	__________	________	15,618	15,618
Balances December 31, 2000	-0-	$-0-	1,190,000	252,500	(27,431)	225,069
Issuance of shares as non-cash officer compensation			1,679,375	6,000		6,000
Net loss	_______	________	__________	________	(6,340)	(6,340)
Balances December 31, 2001	-0-	$-0-	2,869,375	258,500	(33,771)	224,729
Issuance of shares as non-cash officer compensation			1,379,375	6,000		6,000
Net loss	_______	________	__________	________	(238,740)	(238,740)
Balances December 31, 2002	-0-	$-0-	4,248,750	264,500	(272,511)	(8,011)
Unaudited
Issuance of shares as non-cash officer compensation			1,379,375	8,500		8,500
Loss					(10,995)	(10,995)
Balance 12-31-2003	-0-	$-0-	5,628,125	$273,000	$(283,506)	$(10,506)
Net loss					(15,362)	(15,362)
Balance 12-31-2004	-0-	$-0-	5,628,125	$273,000	$(298,868)	$(25,868)

Unaudited
Issuance of shares as non-cash officer compensation			1,000,000	6,000		6,000
Issuance of shares to Scantek Medical, Inc. pursuant to greement			1,407,031	8,442		8,442
Net loss					(21,085)	(21,085)
Balance 12-31-2005	-0-	-0-	8,035,156	287,442	(319,953)	(32,511)

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) TO December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,085)	$(15,362)	$(319,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement	-0-		232,500
Non cash expenses - shares of common stock issued as compensation	6,000		26,500
Non-cash consideration issuance of shares of common stock to Scantek Medical Inc.	8,442		8,442
Prepaid corporate taxes	(250)		(250)
Corporate taxes payable	750	500	2,870
Accrued expenses	6,000	6,000	13,500
TOTAL CASH FLOWS FROM OPERATIONS	(143)	(8,862)	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable	(200)	8,600	36,491
Sale of stock	______	_____	252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(200)	8,600	288,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement			(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	-0-		(252,500)

NET INCREASE (DECREASE) IN CASH	(343)	(262)	100
CASH BALANCE BEGINNING OF PERIOD	443	705	-0-
CASH BALANCE END OF PERIOD	$100	$443	$100

Non-cash payments	$14,442	$-0-	$26,500
Corporate income taxes	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

     1.   Summary of Significant Accounting Policies -Basis of Presentation

Continuing Operations

During the period required to develop the Company’s production facilities and marketing plans, the Company has required and will continue to require additional operating funds.  The Company has suffered net losses and negative operating cash flows since inception.  For the six months ended June 30, 2006; for the year ended December 31, 2005 and for the period from inception( October 28, 1999) to June 30, 2006, the Company had net losses from operations of $3,000; $21,085  and $321,453 respectively, and negative operating cash flows from operations of $-0-; $143.  The Company is in a negative working capital position of $55,511 at June 30, 2006.

The Company must fund the purchase of initial inventory pursuant to contractual relationships with its main supplier Scantek Medical, Inc.. Funding is also required to organize a marketing infrastructure and production facilities and additional cost required in meeting the compliance requirements of Sarbanes-Oxley.  Funding for Company’s operations to date has been provided primarily by officer loans.  For the period from inception (October 28, 1999) to June 30, 2006, the Company is indebted to officer’s loans aggregating $36,491.

The ultimate success of the Company is dependent upon management's ability to produce and market the Company’s products at levels sufficient to generate operating revenues in excess of expenses.

From a financing standpoint, management’s focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases, secure additional funds for Sarbanes-Oxley compliance, and achieve positive cash flows makes the Company’s ability to continue as a going concern uncertain.  While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

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

The financial statements presented consist of the balance sheet balance sheet as of December 31, 2005 and the related  statements of operations and cash flows for the years ended December 31, 2005 and 2004 and for the period from inception (October 28, 1999) to December 31, 2005.

The unaudited financial statements presented consist of the unaudited balance sheet balance sheet as of June 30, 2006 and the related statements of operations and cash flows for the six months ended June 30, 2006 and 2005 and for the period from inception (October 28, 1999) to June 30, 2006.

In order to provide reliable service to its distributors and customers, the Company must continue to develop and maintain favorable relationships with suppliers and members of its distribution channels.  The Company currently maintains a contract with one major supplier, which will not expire until the end of April, 2006, at the earliest. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major distributors and medical doctors.

2.       Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

3.        Recent Accounting Pronouncements

In  February  2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial  Instruments-an  amendment  of  FASB  Statements  No. 133 and 140", to simplify  and  make  more  consistent  the  accounting  for  certain  financial instruments.  SFAS  No.  155 amends  SFAS  No.  133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid  financial  instrument  with  an embedded derivative that otherwise would require  bifurcation,  provided  that the whole instrument is accounted for on a fair  value  basis.  SFAS  No.  155  amends  SFAS  No.  140, "Accounting for the Impairment or Disposal of Long-Lived  Assets",  to  allow  a  qualifying special-purpose entity  to hold a derivative financial instrument that pertains to  a  beneficial  interest  other than another derivative financial instrument. SFAS No.  155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with  earlier  application  allowed.  This  standard  is  not expected to have a significant  effect  on  the  Company's  future  reported  financial position or results  of  operations.

In  March  2006,  the  FASB  issued  SFAS  No. 156, "Accounting for Servicing of Financial  Assets,  an   amendment  of  FASB  Statement  No.  140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets  and  servicing  liabilities  at  fair value eliminates the necessity for entities  that  manage  the  risks  inherent  in  servicing assets and servicing liabilities  with  derivatives  to  qualify  for  hedge accounting treatment and eliminates  the  characterization  of  declines  in fair value as impairments or direct  write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning   after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” This standard will be adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We will adopt SFAS No. 123R following the modified prospective method in the first quarter of 2006, as required.

As permitted by SFAS No. 123, we currently follow APB Opinion No. 25 which provides for the accounting for share-based payments to employees and directors using the intrinsic value method and, as such, we generally recognized no compensation cost for such stock options. We are currently in the process of assessing the impact that SFAS No. 123R will have on our consolidated income statement in 2006. The historical pro forma income statement disclosure may not be indicative of future results due to the uncertainty of the number of new option grants as well as the assumptions and valuation method used.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company’s 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 144 did not have a material impact on the Company’s results of operations, financial position or cash flows.

4.  Earnings (Loss) Per Share

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

5.      Income Taxes

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

At December 31, 2005 and June 30, 2006, the Company has net operating loss carry forwards for income tax purposes of $319,953 and $322,953 respectively. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2020. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of December 31, 2005 are as follows:

Deferred tax asset:                    December 31, 2005                 June 30, 2006
Net operating loss carry forward             $319,953                            $322,953
Valuation allowance                                  (319,953)                           (322,953)
                                                                     -------------                        -----------
Net deferred tax asset                                    $-0-                                     $-0-

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

6.     Commitments and Contingencies

During 1997 our then parent company acquired an exclusive license (“License Agreement”) to manufacture, market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company, of that contract dated February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", “United Kingdom” or “UK”), but requires the Company to make certain payments by April 25, 2005 (extended by mutual agreement to March 31, 2007). The Distribution Agreement provides that Scantek Medical will receive 20% of the then issued and outstanding common shares of the Company. These shares were issued subsequent to the date of the financial statements. The agreement  further provides  Scantek Medical with the right to convert their interest in the us into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the Company. In the event certain payments are not made by the Company as required in the Agreement, then Scantek may choose not to proceed with the new Distribution Agreement, and the Company will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for “license” fees of which $350,000 was to be paid on or before April 25, 2005, later extended to March 31, 2007, and $300,000 on or before the first anniversary of the Agreement extended to December 31, 2007.  As of June 30, 2006, none of these payments have been paid.  If these fees are not paid, and if the agreement is left in effect, the License Fees will be paid through additional royalties to be levied on sales, if any, at the rate of 90% of the gross profit until the License Fees have been paid.  The only additional cost of the Agreement is the $11 per unit price to be paid for the product to Scantek Medical, the sole supplier of the product.  If the license fee is not paid then the License Agreement covering the country of Chile becomes reactivated.   The write down of the $232,500 in fiscal 2002 reflects the exhaustion of the then issued patents.  Since that time at least one additional patent was obtained (the original patents expired in 2004), but the Company’s auditors believed the write down to be required by the applicable generally accepted accounting principles.  Since the License Agreement also covers know how and additional patents the License Agreement will not expire unless revised minimal royalty payments, or regular royalty payments, are not made.  The original requirement to purchase a turn-key manufacturing plant has been waived.  In fact, Scantek Medical has most recently voiced the opinion that they would like to have additional equipment purchased and installed in their plant for operation by their personnel if demand in the UK develops.  It was agreed between the Company and Scantek Medical that such discussions were premature.  If such a manufacturing line was purchased (and the passage of time has modified what is meant by a manufacturing line) the Company would most likely finance the line by debt and only if the cash flow from sales made such a purchase desirable.  The minimum royalties called for either in the Agreement or the License Agreement would only be paid from sales, if and only if sales develop.

7.     Related Party Transactions

Lease Commitment

The Company occupies office space rent free from Roger Fidler, President at 400 Grove Street, Glen Rock, New Jersey.

Officer Salaries

Roger Fidler, President, is to receive a minimal salary of $500 per month until such time as the Company enters into profitable operations.

Officer loan payable

The Company is obligated to repay monies advance from Mr. Roger Fidler aggregating $36,491 as of December 31, 2005. These monies are payable on demand and without interest.

Issuance of Common Stock

On October 1, 2001, the Company issued an aggregate of 1,679,375 to Mr. Roger Fidler in consideration for compensation valued at $6,000 or $.004 per share.

On October 1, 2001, Mr. Roger Fidler gifted 300,000 shares of common stock to Bradley W. Fidler, a non affiliated child.

On October 1, 2002, the Company issued an aggregate of 1,379,375 to Mr. Roger Fidler in consideration for compensation valued at $6,000 $.004 per share

On September 1, 2003, the Company issued an aggregate of 1,379,375 to Mr. Roger Fidler in consideration for compensation valued at $8,500 or $.006 per share.

In December 31, 2005, the Company issued an aggregate 1,000,000 shares of common stock to Mr. Roger Fidler in lieu of accrued compensation aggregating $6,000 or $0.006 per share.

8.  Issuance of Common Stock

As of December 31, 2005, the Company issued 1,407,031 shares of common stock valued at $0.006 per share or $8,442 pursuant to the contractual agreement with Scantek Medical, Inc.

9.  Development Stage Company

The Company is considered to be a development stage company with little operating history.  The Company is dependent upon the resources of the Company's management and its ability to raise or borrow additional funds to continue to exist.  The Company has purchased the License rights to manufacture and market certain patented technologies from Scantek and will require additional funds to complete the process of building manufacturing facilities and implement the Company's marketing program.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending December 31, 2004 and 2005.

ITEM 8a.  CONTROLS AND PROCEDURE

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the  Company’s management including the Chief Executive Officer/Chief Financial Officer (both officers are occupied by Roger L. Fidler, President of the Company), as appropriate, to allow timely decisions regarding required disclosure.  As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There was no change in the Company’s internal control over financial reporting during the quarter that ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8b.  OTHER INFORMATION

      None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVES, OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the Company; at a later time, a code of ethics may be adopted by the board of directors.

Directors and Executive Officers

Name	Age	Position

Roger Fidler	55	President, Chief Financial
		Officer and Sole Director
Wanda Billet	57	Secretary

Roger Fidler.  Mr. Fidler has been the sole director, President, Chief Executive and Financial Officer of the Company since inception.  He will serve until the next annual meeting scheduled for May, or until his successor is elected and qualified.  Mr. Fidler has been engaged in the private practice of law since 1983, specializing in corporate and securities law. Mr. Fidler was also President of PPA Technologies, Inc., a private specialty chemicals company from its inception in 1994 until 2000. Mr. Fidler has also been President of Health Technologies International, Inc., a private medical device company, from 1994 to 1997.  Mr. Fidler has served on the Boards of Directors and as an officer of several publicly held corporations, including Diehl Graphsoft, Inc., D-Lanz Development Group, Inc., the Leonard Swindbourne Acquisition Corp., and numerous private companies, including Mann Hours, Inc. where he has been President and sole director since 2003. Mr. Fidler received a B.S. degree in Physics from Dickinson College, Carlisle, Pennsylvania in 1972; a Masters of Science degree from the University of Illinois at Champaign-Urbana, Illinois in 1974; and a Juris Doctor from the University of South Carolina in 1977 where he was a member of the Law Review.  He is a member of the bars of the United States Patent and Trademark Office, New Jersey, New York and the District of Columbia and has practiced before the federal and state courts in New York and New Jersey.

Wanda Billet.   Ms. Billet has been the corporate secretary since January 2004 and will continue to serve until her successor is elected and qualified. Ms. Billet is the wife of Roger Fidler, President of the Registrant. She worked as an administrative assistant in Mr. Fidler's law practice from 1997 to 2006. Prior to that, Ms. Billet was a medical technologist and worked in research and development, as well as other positions, for Quest Diagnostics, among others. She received her B.S. degree in medical technology from York College of Pennsylvania in 1972. She has been employed since July 2006 as a medical technologist for a group of physicians in New York City.

Compliance with Section 16(a) of the Exchange Act

Each of the Company’s directors and executive officers filed a Form 3 Initial Statement of Beneficial Ownership of Securities and Exchange Commission on or before Nov. 2, 3006.

The Company has filed 10SB/A-1 on October 31, 2006, along with response letter to the SEC’s Comment letter dated June 9, 2005.

During the past 12 months, the registrant was delinquent in filing the Company’s 10 QSB for the period ending in December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006.  To the best knowledge of management, all other reports required to be filed by members of management under Section 16(a) of the 1934 Act have been filed.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation in excess of $100,000 was paid to any officer or director of the Company during the fiscal year ending December 31, 2005. No employment agreements bind any employee, officer or director of the Company.

SUMMARY COMPENSATION TABLE

         LONG-TERM COMPENSATION  ANNUAL  COMPENSATION AWARDS PAYOUTS

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS ($)	OTHER ANNUAL COMPEN- SATION($)	SECURITIES RESTRICTED STOCK AWARDS(s) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPEN- SATION($)
ROGER FIDLER, PRESIDENT & DIRECTOR	2003 2004 2005	6,000(1) 6,000 6,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
WANDA BILLET SECRETARY	2003 2004 2005	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1) 1,000,000 shares of common stock were issued to Roger Fidler in exchange for accrued salary valued at $6,000.

No options or SARs were granted to the named executive officers during fiscal year ended December 31, 2005.

Aggregated Option Exercise for the fiscal years ended December 31, 2005 and 2004 and Fiscal Year-End Option Values None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants & rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	a)	b)	c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total:	-0-	-0-	-0-

Employment Contracts and Termination of Employment and Change In Control Arrangement.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any person because of his her resignation, retirement or other termination of employment with the Company, any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWENRS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2004, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.

Name	Number of Shares Owned	Percentage of shares owned

Roger Fidler(*)	4,761,875	84.6%
400 Grove St.
Glen Rock, NJ 07452

Officers and
Directors as
A Group of 1	4,761,875	84.6%

•

Mr. Fidler disclaims beneficial ownership of 275,000 shares owned by his son, Bradley W. Fidler.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 25, 2005 the Registrant entered into a new agreement, superseding the prior License Agreement and changing the territories to the United Kingdom and Chile.  In May, 2000, the Registrant acquired similar assets related to BreastCare from its parent as a prelude to a spin-off of those assets to the then existing shareholders of its parent.  Previously, the parent corporation had received an assignment of a license from Health Technologies International, Inc. ("HTI"), a private New Jersey corporation, in exchange for common stock.  The primary asset was an exclusive license to manufacture, market and sell a breast abnormality indicator in Chile and Singapore. The Registrant's new license allows it exclusive distributorships, the right to buy the product at a fixed price. HTI was a closely held corporation controlled by Mr. Fidler, who owned 93% of HTI's common stock.  Scantek Medical, Inc. owns 20% of the issued and outstanding common stock of the Registrant pursuant to the terms of the either the distribution or license agreements either in the Registrant or in subsidiaries of the registrant.

Roger Fidler has loaned the Company $36,491 as of June 30, 2006.  This loan is reflected in a demand note a copy of which is filed as an exhibit to this registration statement.

ITEM 13.  EXHIBITS AND REPORTS ON FROM 8-K.

The Company has not filed any 8-K reports.

INDEX TO EXHIBITS
(2)(A)	Certificate of Incorporation *
(2)(B)	By-Laws *
(3)	Specimen Common Stock Certificate *
(10)(A)	Distribution Agreement Between Registrant and Scantek Medical, Inc. *
(10)(B)	License Agreement between Registrant and Scantek Medical, Inc. *
(10)(C)	Fifth Amendment to Exclusive Distribution Agreement between Scantek Medical, Inc. and Global Agri-Med Technologies, Inc. *
(10)(D)	Demand Promissory Note *
(31)	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a(a) **
(32)	Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350 **
(99)	BreastCare Differential Temperature Sensor-Directions for Use & Patient Form *

* Incorporated by reference from Form 10SB filed with the Commission on May 13, 2005, and amended on October 31, 2006.

** Filed as part of this Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES-Our audit fees for the fiscal year ended December 31. 2005 were $3,000.00.

TAX FEES-No tax services are provided by our auditors.

ALL OTHER FEES-No other services are provided by our auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2006.

GLOBAL AGRI-MED TECHNOLOGIES, INC.

BY: /s/Roger L. Fidler
Roger L. Fidler
President, Chief
Financial Officer
and Director