Form 10QSB
period 2006-03-31
GLOBAL AGRI MED TECHNOLOGIES INC
filed 2006-11-15
CIK 1257514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended      March 31, 2006

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the transition period from __________________________________to_______________________________________________

Commission File Number: _____________________________________________________________________________________

GLOBAL AGRI-MED TECHNOLOGIES, INC.

(Exact name of registrant as specified in its character)

New Jersey	22-3720074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Grove Street, Glen Rock, New Jersey 07452

(201) 445-7399
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerator filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ X]

The Registrant’s common stock outstanding as of March 31, 2006 was 8,035,156 shares.

Table of Contents

          Page No.

Special Note Regarding Forward Looking Information 2
PART I
Item 1.

Financial Statements:

Consolidated Balance Sheet as of March 31, 2006 (unaudited) and December 31, 2005 (audited);

Unaudited Consolidated Statements of Operations for the six months ended March 31, 2006 (unaudited) and 2005;

Unaudited Consolidated Statement of Stockholders Equity as of March 31, 2006 and for the year ended December 2005;

Unaudited Consolidated Statement of Cash Flows for the six months ended March 31, 2006 and 2005 (unaudited) and year ended December 2005; and

Notes to Consolidated Financial Statements

		4 5-6 7 8-9 10-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Controls and Procedures	14
PART II
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16
SIGNATURE		17

QUARTERLY REPORT ON FORM 10-QSB FOR GLOBAL AGRI-MED TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.  When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and changes in its financial position from January 1, 2005 through March 31, 2006, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) BALANCE SHEET
	March 31, 2006 Unaudited	December 31, 2005
Assets
Current assets
Cash	$100	$100
Prepaid corporate taxe	250	250
Total current assets	350	350

Other assets
License agreement	20,000	20,000
Total other assets	20,000	20,000
Total assets	$20,350	$20,350

Current liabilities
Accrued liabilities	$15,000	$13,500
Corporate tax payable	2,870	2,870
Officer loan payable	36,491	36,491
	54,361	52,862

Stockholders’ equity
Preferred Stock authorized 10,000,000 shares, no par value each. At December 31, 2005, there are no shares outstanding
Common Stock authorized 40,000,000 shares, no par value each. At March 31, 2006 and December 31, 2005, there are 8,035,156 and 8,035,156 shares outstanding	287,442	287,442
Deficit accumulated during the development stage	(321,453)	(319,953)
Total stockholders’ equity	(34,011)	(32,511)
Total liabilities and stockholders’ equity	$20,350	$20,350
	======	======

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) to December 31, 2005
Revenue	$-0-	$-0-	$-0-

Costs of goods sold	-0-	-0-	-0-

Gross profit	-0-	-0-	-0-

Operations:
General and administrative	6,643	15,362	52,511
Write down of license agreement value			232,500
Non cash compensation-shares of common stock issued	14,442		34,942
Depreciation and amortization	-0-	-0-	-0-
Total expense	21,085	15,362	319,953

Net income (loss)	$(21,085)	$(15,362)	$(319,953)

Basic and diluted net loss Per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	6,162,021	5,628,125

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the three months ended March 31, 2006 Unaudited	For the three months ended March 31, 2005 Unaudited	For the period from inception (October 28, 1999) to March 31, 2006 Unaudited

Revenue			$-0-

Costs of goods sold			-0-

Gross profit			-0-

Operations:
General and administrative	$1,500	$1,500	54,011
Write down of license agreement value			232,500
Non cash compensation-shares of common stock issued			34,942
Depreciation and amortization	________	_______	-0-
Total expense	1,500	$1,500	321,453

Net income (loss)	$(1,500)	$(1,500)	$(321,453)

Basic and diluted net loss Per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	8,035,156	8,035,156

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY

Date	Preferred stock	Preferred stock	Common Stock	Common Stock	Deficit accumulated during development stage	Total
April 1, 2000	-0-	$-0-	1,190,000	$252,500	$(43,049)	$209,451
Net loss	_______	________	__________	________	15,618	15,618
Balances December 31, 2000	-0-	$-0-	1,190,000	252,500	(27,431)	225,069
Issuance of shares as non-cash officer compensation			1,679,375	6,000		6,000
Net loss	_______	________	__________	________	(6,340)	(6,340)
Balances December 31, 2001	-0-	$-0-	2,869,375	258,500	(33,771)	224,729
Issuance of shares as non-cash officer compensation			1,379,375	6,000		6,000
Net loss	_______	________	__________	________	(238,740)	(238,740)
Balances December 31, 2002	-0-	$-0-	4,248,750	264,500	(272,511)	(8,011)
Unaudited
Issuance of shares as non-cash officer compensation			1,379,375	8,500		8,500
Loss					(10,995)	(10,995)
Balance 12-31-2003	-0-	$-0-	5,628,125	$273,000	$(283,506)	$(10,506)
Net loss					(15,362)	(15,362)
Balance 12-31-2004	-0-	$-0-	5,628,125	$273,000	$(298,868)	$(25,868)

Unaudited
Issuance of shares as non-cash officer compensation			1,000,000	6,000		6,000
Issuance of shares to Scantek Medical, Inc. pursuant to greement			1,407,031	8,442		8,442
Net loss					(21,085)	(21,085)
Balance 12-31-2005	-0-	-0-	8,035,156	287,442	(319,953)	(32,511)

Unaudited
Net loss					(1,500)	(1,500)
Balance March 31, 2006	-0-	-0-	8,035,156	287,442	$(321,453)	$(34,011)

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,085)	$(15,362)	$(319,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement	-0-		232,500
Non cash expenses - shares of common stock issued as compensation	14,442		34,942
Prepaid corporate taxes	(250)		(250)
Corporate taxes payable	750	500	2,870
Accrued expenses	6,000	6,000	13,500
TOTAL CASH FLOWS FROM OPERATIONS	(143)	(8,862)	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable	(200)	8,600	36,491
Sale of stock	______	_____	252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(200)	8,600	288,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement			(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	-0-		(252,500)

NET INCREASE (DECREASE) IN CASH	(343)	(262)	100
CASH BALANCE BEGINNING OF PERIOD	443	705	-0-
CASH BALANCE END OF PERIOD	$100	$443	$100

Non-cash payments	$14,442	$-0-	$20,500
Corporate income taxes	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the three months ended March 31, 2006 Unaudited	For the three months ended March 31, 2005 Unaudited	For the period from inception (October 28, 1999) to March 31, 2006 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,500)	$(1,500)	$(321,453)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement			232,500
Non cash expenses – shares of common stock issued as compensation			34,942
Prepaid corporate taxes			(250)
Corporate taxes payable			2,870
Accrued expenses	1,500	1,500	15,000
TOTAL CASH FLOWS FROM OPERATIONS	$ -0-	$ -0-	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable			36,491
Sale of stock			252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES			288,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement			(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES			(252,500)

NET INCREASE (DECREASE) IN CASH	-0-	-0-	100
CASH BALANCE BEGINNING OF PERIOD	100	100	-0-
CASH BALANCE END OF PERIOD	$100	$100	$100

Non-cash payments	$-0-	$-0-	$20,500
Corporate income taxes	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING

                   POLICIES

 1.   Financial Information-Basis of Presentation

Continuing Operations

During the period required to develop the Company’s production facilities and marketing plans, the Company has required and will continue to require additional operating funds.  The Company has suffered net losses and negative operating cash flows since inception.  For the three months ended March 31, 2006; for the year ended December 31, 2005 and for the period from inception( October 28, 1999) to March 31, 2006, the Company had net losses from operations of $1,500; $21,085  and $321,453 respectively, and negative operating cash flows from operations of $-0-; $143.  The Company is in a negative working capital position of $52,511 at March 31, 2006.

The Company must fund the purchase of initial inventory pursuant to contractual relationships with its main supplier Scantek Medical. Funding is also required to organize a marketing infrastructure and production facilities and additional cost required in meeting the compliance requirements of Sarbanes-Oxley.  Funding for Company’s operations to date has been provided primarily by officer loans.  For the period from inception (October 28, 1999) to March 31, 2006, the Company is indebted to officer’s loans aggregating $36,491.

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

The unaudited financial statements presented consist of the unaudited balance sheet balance sheet as of March 31, 2006 and the related  statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and for the period from inception (October 28, 1999) to march 31, 2006.

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

5.   Advertising Cost

     Advertising costs are expensed as incurred.  Advertising expense fort the for the years ended December 31, 2005 and 2004 and for the period from inception (October 28, 1999) to December 31, 2005, totaled $-0-; $0- and  $-0- for the three months ended March 31, 2006 and 2005 and for the period from inception (October 28, 1999) to March 31, 2006, totaled $-0-; $-0- and $-0-.

6.   Recent Accounting Pronouncements

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

At December 31, 2005, the Company has net operating loss carry forwards for income tax purposes of $319,953. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2020. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of December 31, 2005 are as follows:

Deferred tax asset:                                 December 31, 2005
Net operating loss carry forward                     $319,953
Valuation allowance                                           (319,953)
                                                                          -------------
Net deferred tax asset                                             $-0-

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

NOTE C - COMMITMENTS AND CONTINGENCIES

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

NOTE D - RELATED PARTY TRANSACTIONS

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Plan Of Operation

During 1997 the Company's parent acquired an exclusive license (“License Agreement”) to manufacture, market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company, of that contract dated February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", “United Kingdom” or “UK”)), but requires the Company to make certain payments by April 25, 2005 (extended by mutual agreement to October 25, 2005).  The Distribution Agreement provides that Scantek Medical would receive 20% of the then issued and outstanding common shares of the Registrant

(such shares have been issued), and further provides Scantek Medical with the right to convert their interest in the Company into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the registrant. In the event certain payments are not made by the Registrant as required in the Agreement, Scantek may choose not to proceed with the new Distribution Agreement, and the Registrant will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for purchase of the distribution rights, in addition to the surrender of the Singapore rights, of which $350,000 was to be paid on or before April 25, 2005, later extended to October 25, 2005, and $300,000 on or before the first anniversary of the Agreement.  If these fees are not paid (and to the date of this filing they have not been paid), and if the agreement is left in effect, the payment for product, currently set at $11 per unit to be paid for the product to Scantek Medical, the sole supplier of the product, will cause 90% of the gross profit to be paid to Scantek Medical until the purchase price is paid in full.  If the license fee is not paid, then the License Agreement covering the country of Chile becomes the surviving agreement.  However, the Company believes that the utilization of the License Agreement poses even more severe problems than the present Agreement.  The write down of the $232,500 in fiscal 2002 reflects the exhaustion of the then issued patents.  Since that time at least one additional patent was obtained (the original patents expired in 2004), but the Company’s auditors believed the write down to be required by the applicable generally accepted accounting principles.  Since the License Agreement also covers know how and additional patents the License Agreement will not expire unless revised minimal royalty payments, or regular royalty payments, are not made.  The original requirement to purchase a turn-key manufacturing plant has been waived.  In fact, Scantek Medical has most recently voiced the opinion that they would like to have additional equipment purchased and installed in their plant for operation by their personnel if demand in the UK develops.  It was agreed between the Company and Scantek Medical that such discussions were premature.  If such a manufacturing line was purchased (and the passage of time has modified what is meant by a manufacturing line) the Company would most likely finance the line by debt and only if the cash flow from sales made such a purchase desirable.  The minimum royalties called for either in the Agreement or the License Agreement would only be paid from sales, if and only if sales develop.

Over the next twelve months the Company intends to begin a series of steps that hopefully will lead to the utilization of this exclusive distributorship.  Those steps are setting up a wholesaling operation, placing inventory with the wholesaler, providing samples to doctors and clinics so as to encourage introduction of the product and provide for good public relations, additional events to publicize the launch, advertising to create product awareness and later to commence sales through the National Health Service.  The Company has been informed by the manufacturer and counsel in England that the product may be marketed without further regulatory approvals in the UK.  The Company has reached an oral agreement with a medical products wholesaler to carry the initial inventory.  In order to accomplish the remaining goals, the Company will be requiring additional funds to pay for the costs of setting up the marketing systems envisioned.

The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's President indefinitely.  The President anticipates being able to meet the cash requirements of the Company until the need for additional funds arises for advertising, samples and public relations related to the launch of the product in the UK.  Through December 31, 2005, the President has loaned the Company $36,491. The Company believes that these additional funds will be needed no later than October, 2005.  If additional funds are not available at that time then the UK launch of the product will be delayed on day by day basis until such financing is available, if ever. The Company is seeking an equity placement in the UK to provide the needed financing.  The Company estimates the minimum cost of the launch to be between $800,000 and $3,000,000 depending upon the geographic scope of the launch.  The Company plans to open a small office in the UK to oversee the launch of the product. The expenses of this office will be made only when, and if, the above mentioned financing is obtained.  If the launch is successful, the Company will then, and only then, hire one or two employees to staff the UK office.  In the meantime, the launch will be supervised by the Company’s President.

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

ITEM 3.  CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the  Company’s management including the Chief Executive Officer/Chief Financial Officer (both offices are occupied by Roger L. Fidler, President of the Company), as appropriate, to allow timely decisions regarding required disclosure.  As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There was no change in the Company’s internal control over financial reporting during the quarter that ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

     The only sales of unregistered securities of the Registrant during the past three fiscal years were:

Common Stock

On October 1, 2003 Roger Fidler exchanged 1,379,375 shares for past due salary of $8,500 in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder in that the sale of restricted securities was made to a single individual who had no intent to immediately re-offer the securities to the public.

On October 1, 2005 Roger Fidler exchanged 1,000,000 shares for past due salary of $6,000, in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated thereunder in that the sale of restricted securities was made to a single individual who had no intent to immediately re-offer the securities to the public.

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

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company has not filed any 8-K reports.

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company has not filed any 8-K reports.

Exhibit No.

Description

(3.1)*	Certificate of Incorporation of the Company
(3.2)*	Bylaws
(10)(c)**	Fifth Amendment To Exclusive Distribution Agreement Between Scantek Medical, Inc. And Global Agri-Med Technologies, Inc.
(10)(d)**	Demand Promissory Note
(31)	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a(a)
(32)	Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Previously filed by reference from Form 10SB filed with the Commission on May 13, 2005.

**Previously filed by reference from Amendment No. 1 to the Form 10 SB, filed with the Commission on October 31, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2006.

GLOBAL AGRI-MED TECHNOLOGIES, INC.

BY: s/Roger L. Fidler
Roger L. Fidler
President, Chief
Financial Officer
and Director