Form 10QSB
period 2006-06-30
GLOBAL AGRI MED TECHNOLOGIES INC
filed 2006-11-15
CIK 1257514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended  June 30, 2006

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

(201) 445-7399
(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [ x]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerator filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]     No [ x]

The Registrant’s common stock outstanding as of June 30, 2006 was 8,035,156 shares.

Table of Contents

          Page No.

Special Note Regarding Forward Looking Information 2
PART I
Item 1.

Financial Statements:

Consolidated Balance Sheet as of June 30, 2006 (unaudited) and December 31, 2005 (audited);

Unaudited Consolidated Statements of Operations for the six months ended June 30, 2006 (unaudited) and for the year ended December 2005;

Unaudited Consolidated Statement of Stockholders Equity as of June 30, 2006 and for the year ended December 2005;

Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2006 (unaudited) and year ended December 2005; and

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
SIGNATURE

QUARTERLY REPORT ON FORM 10-QSB FOR GLOBAL AGRI-MED TECHNOLOGIES, INC.

SPEICAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and changes in its financial position from January 1, 2005 through June 30, 2006, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) BALANCE SHEET
	June 30, 2006 Unaudited	December 31, 2005
Assets
Current assets
Cash	$100	$100
Prepaid corporate taxes	250	250
Total current assets	350	350

Other assets
License agreement	20,000	20,000
Total other assets	20,000	20,000
Total assets	$20,350	$20,350

Current liabilities
Accrued liabilities	$16,500	$13,500
Corporate tax payable	2,870	2,870
Officer loan payable	36,491	36,491
	55,861	52,861

Stockholders’ equity
Preferred Stock authorized 10,000,000 shares, no par value each. At December 31, 2005, there are no shares outstanding
Common Stock authorized 40,000,000 shares, no par value each. At June 30, 2006 and December 31, 2005, there are 8,035,156 and 8,035,156 shares outstanding	287,442	287,442
Deficit accumulated during the development stage	(322,953)	(319,953)
Total stockholders’ equity	(35,511)	(32,511)
Total liabilities and stockholders’ equity	$20,350	$20,350
	======	======

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) to December 31, 2005
Revenue	$-0-	$-0-	$-0-

Costs of goods sold	-0-	-0-	-0-

Gross profit	-0-	-0-	-0-

Operations:
General and administrative	6,643	9,362	52,511
Non-cash compensation for Officer’s salary	6,000	6,000	26,500
Non-cash consideration pursuant to contractual agreement with Scantek Medical Inc.	8,442		8,442
Write down of license agreement value			232,500
Depreciation and amortization	-0-	-0-	-0-
Total expense	21,085	15,362	319,953

Net income (loss)	$(21,085)	$(15,362)	$(319,953)

Basic and diluted net loss Per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	6,162,021	5,628,125

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the six months ended June 30, 2006 Unaudited	For the six months ended June 30, 2005 Unaudited	For the period from inception (October 28, 1999) to June 30, 2006 Unaudited

Revenue			$-0-

Costs of goods sold			-0-

Gross profit			-0-

Operations:
General and administrative	$3,000	$3,000	63,953
Write down of license agreement value			232,500
Non cash compensation-shares of common stock issued			26,500
Depreciation and amortization	________	_______	-0-
Total expense	3,000	$3,000	322,953

Net income (loss)	$(3,000)	$(3,000)	$(322,953)

Basic and diluted net loss Per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	8,035,156	8,035,156

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY
Date	Preferred stock	Preferred stock	Common Stock	Common Stock	Deficit accumulated during development stage	Total
April 1, 2000	-0-	$-0-	1,190,000	$252,500	$(43,049)	$209,451
Net loss	_______	________	__________	________	15,618	15,618
Balances December 31, 2000	-0-	$-0-	1,190,000	252,500	(27,431)	225,069
Issuance of shares as non-cash officer compensation			1,679,375	6,000		6,000
Net loss	_______	________	__________	________	(6,340)	(6,340)
Balances December 31, 2001	-0-	$-0-	2,869,375	258,500	(33,771)	224,729
Issuance of shares as non-cash officer compensation			1,379,375	6,000		6,000
Net loss	_______	________	__________	________	(238,740)	(238,740)
Balances December 31, 2002	-0-	$-0-	4,248,750	264,500	(272,511)	(8,011)
Unaudited
Issuance of shares as non-cash officer compensation			1,379,375	8,500		8,500
Loss					(10,995)	(10,995)
Balance 12-31-2003	-0-	$-0-	5,628,125	$273,000	$(283,506)	$(10,506)
Net loss					(15,362)	(15,362)
Balance 12-31-2004	-0-	$-0-	5,628,125	$273,000	$(298,868)	$(25,868)

Unaudited
Issuance of shares as non-cash officer compensation			1,000,000	6,000		6,000
Issuance of shares to Scantek Medical, Inc. pursuant to greement			1,407,031	8,442		8,442
Net loss					(21,085)	(21,085)
Balance 12-31-2005	-0-	-0-	8,035,156	287,442	(319,953)	(32,511)

Unaudited
Net loss					(3,000)	(3,000)
Balance June 30, 2006	-0-	-0-	8,035,156	287,442	$(322,953)	$(35,511)

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,085)	$(15,362)	$(319,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement	-0-		232,500
Non cash expenses - shares of common stock issued as compensation	6,000		26,500
Non-cash consideration issuance of shares of common stock to Scantek Medical Inc.	8,442		8,442
Prepaid corporate taxes	(250)		(250)
Corporate taxes payable	750	500	2,870
Accrued expenses	6,000	6,000	13,500
TOTAL CASH FLOWS FROM OPERATIONS	(143)	(8,862)	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable	(200)	8,600	36,491
Sale of stock	______	_____	252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(200)	8,600	288,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement			(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	-0-		(252,500)

NET INCREASE (DECREASE) IN CASH	(343)	(262)	100
CASH BALANCE BEGINNING OF PERIOD	443	705	-0-
CASH BALANCE END OF PERIOD	$100	$443	$100

Non-cash payments	$14,442	$-0-	$26,500
Corporate income taxes	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the six months ended June 30, 2006 Unaudited	For the six months ended June 30, 2005 Unaudited	For the period from inception (October 28, 1999) TO June 30, 2006 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,000)	$(3,000)	$(322,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement			232,500
Non cash expenses – shares of common stock issued as compensation			26,500
Non-cash consideration issuance of shares of common stock to Scantek Medical Inc.			8,442
Prepaid corporate taxes			(250)
Corporate taxes payable			2,870
Accrued expenses	3,000	3,000	16,500
TOTAL CASH FLOWS FROM OPERATIONS	$ -0-	$ -0-	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable			36,491
Sale of stock			252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES			288,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement			(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES			(252,500)

NET INCREASE (DECREASE) IN CASH	-0-	-0-	100
CASH BALANCE BEGINNING OF PERIOD	100	100	-0-
CASH BALANCE END OF PERIOD	$100	$100	$100

Non-cash payments	$-0-	$-0-	$26,500
Corporate income taxes	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

The Company must fund the purchase of initial inventory pursuant to contractual relationships with its main supplier Scantek Medical, Inc. Funding is also required to organize a marketing infrastructure and production facilities and additional cost required in meeting the compliance requirements of Sarbanes-Oxley.  Funding for Company’s operations to date has been provided primarily by officer loans.  For the period from inception (October 28, 1999) to June 30, 2006, the Company is indebted to officer’s loans aggregating $36,491.

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

In order to provide reliable service to its distributors and customers, the Company must continue to develop and maintain favorable relationships with suppliers and members of its distribution channels.  The Company currently maintains a contract with one major supplier, which has been amended to extend the life of the contract to December 31, 2007. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major distributors and medical doctors.

2.       Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash have been included in, and are a significant portion of, the cash and cash equivalents balances.

3.       Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, which had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS 123R also supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “ Statement of Cash Flows.” This standard will be adopted by us as of January 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date as well as the unvested portion of prior awards. SFAS No. 123R permits public companies to adopt its requirements using one of three methods: the “modified prospective” method, the “modified retrospective” method to January 1, 2005, or the “modified retrospective” method to all prior years for which SFAS No. 123 was effective. We will adopt SFAS No. 123R following the modified prospective method in the first quarter of 2006, as required.

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

The components of the net deferred tax asset as of  December 31, 2005 are as follows:

Deferred tax asset:                          December 31, 2005           June 30, 2006
Net operating loss carry forward             $319,953                     $322,953
Valuation allowance                                   (319,953)                     (322,953)
                                                                   ----------------                 ---------------
Net deferred tax asset                                       $-0-                              $-0-

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

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

Off-Balance Sheet Arrangements

     We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risks or credit risk support.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

     The only sales of unregistered securities of the Registrant during the past three fiscal years were:

Common Stock

On October 1, 2003 Roger Fidler exchanged 1,379,375 shares for past due salary of $8,500 in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated there under in that the sale of restricted securities was made to a single individual who had no intent to immediately re-offer the securities to the public.

On October 1, 2005 Roger Fidler exchanged 1,000,000 shares for past due salary of $6,000, in reliance upon Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated there under in that the sale of restricted securities was made to a single individual who had no intent to immediately re-offer the securities to the public.

On October 1, 2005 Scantek Medical, Inc. was issued 1,407,031 shares valued at $8,442 pursuant to a requirement of the Distribution Agreement and in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933 and Rule 504 of Regulation D promulgated there under in that the restricted securities were sold to a corporation in a isolated transaction with no immediate intent to re-offer the securities to the public.

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

BY: /s/ Roger L. Fidler
Roger L. Fidler
President, Chief
Financial Officer
and Director