Form 10QSB
period 2006-09-30
GLOBAL AGRI MED TECHNOLOGIES INC
filed 2006-11-22
CIK 1257514

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

For the transition period from __________________________________to_______________________________________________

Commission File Number: ______________000-51311______________________________________

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

Yes [   ]     No [ x]

The Registrant’s common stock outstanding as of September 30, 2006 was 8,035,156 shares.

Table of Contents

                                      Page No.

Special Note Regarding Forward Looking Information 3
PART I
Item 1.

Financial Statements:

Consolidated Balance Sheet as of September 30, 2006 (unaudited) and December 31, 2005 (audited);

Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2006 (unaudited) and for the year ended December 2005;

Unaudited Consolidated Statement of Stockholders Equity as of September 30, 2006 and for the year ended December 2005;

Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 (unaudited) and year ended December 2005; and

Notes to Consolidated Financial Statements

		4 5-6 7 8-9 10-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Controls and Procedures	16
PART II
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	18
SIGNATURE

QUARTERLY REPORT ON FORM 10-QSB FOR GLOBAL AGRI-MED TECHNOLOGIES, INC.

SPEICAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about the future events, such statements are forward-looking.  We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These risks and uncertainties are described, among other places in this Quarterly Report, in “management’s Discussion and Analysis.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and changes in its financial position from January 1, 2005 through September 30, 2006, have been made.  The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.  These condensed financial statements should be read in conjunction with the financial statements and note thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) BALANCE SHEET
	September 30, 2006 Unaudited	December 31, 2005
Assets
Current assets
Cash	$100	$100
Prepaid corporate taxes	250	250
Total current assets	350	350

Other assets
License agreement	20,000	20,000
Total other assets	20,000	20,000
Total assets	$20,350	$20,350

Current liabilities
Accrued liabilities	$18,000	$13,500
Corporate tax payable	2,870	2,870
Officer loan payable	36,491	36,491
	57,361	52,861

Stockholders’ equity
Preferred Stock authorized 10,000,000 shares, no par value each. At December 31, 2005, there are no shares outstanding
Common Stock authorized 40,000,000 shares, no par value each. At September 30, 2006 and December 31, 2005, there are 8,035,156 and 8,035,156 shares outstanding	287,442	287,442
Deficit accumulated during the development stage	(324,453)	(319,953)
Total stockholders’ equity	(37,011)	(32,511)
Total liabilities and stockholders’ equity	$20,350	$20,350
	======	======

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) to December 31, 2005
Revenue	$-0-	$-0-	$-0-

Costs of goods sold	-0-	-0-	-0-

Gross profit	-0-	-0-	-0-

Operations:
General and administrative	6,643	9,362	52,511
Non-cash compensation for Officer’s salary	6,000	6,000	26,500
Non-cash consideration pursuant to contractual agreement with Scantek Medical Inc.	8,442		8,442
Write down of license agreement value			232,500
Depreciation and amortization	-0-	-0-	-0-
Total expense	21,085	15,362	319,953

Net income (loss)	$(21,085)	$(15,362)	$(319,953)

Basic and diluted net loss Per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	6,162,021	5,628,125

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF OPERATIONS
	For the nine months ended September 30, 2006 Unaudited	For the nine months ended September 30, 2005 Unaudited	For the period from inception (October 28, 1999) to September 30, 2006 Unaudited

Revenue			$-0-

Costs of goods sold			-0-

Gross profit			-0-

Operations:
General and administrative	$4,500	$4,500	65,453
Write down of license agreement value			232,500
Non cash compensation-shares of common stock issued			26,500
Depreciation and amortization	________	_______	-0-
Total expense	4,500	$4,500	324,453

Net income (loss)	$(4,500)	$(4,500)	$(324,453)

Basic and diluted net loss Per share	$(0.00)	$(0.00)
Basic and diluted weighted average number of shares outstanding	8,035,156	8,035,156

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY
Date	Preferred stock	Preferred stock	Common Stock	Common Stock	Deficit accumulated during development stage	Total
April 1, 2000	-0-	$-0-	1,190,000	$252,500	$(43,049)	$209,451
Net loss	_______	________	__________	________	15,618	15,618
Balances December 31, 2000	-0-	$-0-	1,190,000	252,500	(27,431)	225,069
Issuance of shares as non-cash officer compensation			1,679,375	6,000		6,000
Net loss	_______	________	__________	________	(6,340)	(6,340)
Balances December 31, 2001	-0-	$-0-	2,869,375	258,500	(33,771)	224,729
Issuance of shares as non-cash officer compensation			1,379,375	6,000		6,000
Net loss	_______	________	__________	________	(238,740)	(238,740)
Balances December 31, 2002	-0-	$-0-	4,248,750	264,500	(272,511)	(8,011)
Unaudited
Issuance of shares as non-cash officer compensation			1,379,375	8,500		8,500
Loss					(10,995)	(10,995)
Balance 12-31-2003	-0-	$-0-	5,628,125	$273,000	$(283,506)	$(10,506)
Net loss					(15,362)	(15,362)
Balance 12-31-2004	-0-	$-0-	5,628,125	$273,000	$(298,868)	$(25,868)

Unaudited
Issuance of shares as non-cash officer compensation			1,000,000	6,000		6,000
Issuance of shares to Scantek Medical, Inc. pursuant to greement			1,407,031	8,442		8,442
Net loss					(21,085)	(21,085)
Balance 12-31-2005	-0-	-0-	8,035,156	287,442	(319,953)	(32,511)

Unaudited
Net loss					(4,500)	(4,500)
Balance September 30, 2006	-0-	-0-	8,035,156	287,442	$(324,453)	$(37,011)

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the year ended December 31, 2005	For the year ended December 31, 2004	For the period from inception (October 28, 1999) to December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,085)	$(15,362)	$(319,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement	-0-		232,500
Non cash expenses - shares of common stock issued as compensation	6,000		26,500
Non-cash consideration issuance of shares of common stock to Scantek Medical Inc.	8,442		8,442
Prepaid corporate taxes	(250)		(250)
Corporate taxes payable	750	500	2,870
Accrued expenses	6,000	6,000	13,500
TOTAL CASH FLOWS FROM OPERATIONS	(143)	(8,862)	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable	(200)	8,600	36,491
Sale of stock	______	_____	252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES	(200)	8,600	288,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement			(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES	-0-		(252,500)

NET INCREASE (DECREASE) IN CASH	(343)	(262)	100
CASH BALANCE BEGINNING OF PERIOD	443	705	-0-
CASH BALANCE END OF PERIOD	$100	$443	$100

Non-cash payments	$14,442	$-0-	$26,500
Corporate income taxes	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC. (a development stage company) STATEMENT OF CASH FLOWS
	For the nine months ended September 30, 2006 Unaudited	For the nine months ended September 30, 2005 Unaudited	For the period from inception (October 28, 1999) TO September 30, 2006 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,000)	$(3,000)	$(322,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation- write off of impaired license agreement			232,500
Non cash expenses – shares of common stock issued as compensation			26,500
Non-cash consideration issuance of shares of common stock to Scantek Medical Inc.			8,442
Prepaid corporate taxes			(250)
Corporate taxes payable			2,870
Accrued expenses	3,000	3,000	16,500
TOTAL CASH FLOWS FROM OPERATIONS	$ -0-	$ -0-	(36,391)

CASH FLOWS FROM FINANCING ACTIVITIES
Officer loan payable			36,491
Sale of stock			252,500
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES			288,991

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license agreement			(252,500)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES			(252,500)

NET INCREASE (DECREASE) IN CASH	-0-	-0-	100
CASH BALANCE BEGINNING OF PERIOD	100	100	-0-
CASH BALANCE END OF PERIOD	$100	$100	$100

Non-cash payments	$-0-	$-0-	$26,500
Corporate income taxes	$-0-	$-0-	$-0-
Interest expense	$-0-	$-0-	$-0-

See accompanying notes to financial statements

GLOBAL AGRI-MED TECHNOLOGIES, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER  30, 2006

     1.   Summary of Significant Accounting Policies -Basis of Presentation

Continuing Operations

During the period required to develop the Company’s production facilities and marketing plans, the Company has required and will continue to require additional operating funds.  The Company has suffered net losses and negative operating cash flows since inception.  For the nine months ended September 30, 2006; for the year ended December 31, 2005 and for the period from inception( October 28, 1999) to September 30, 2006, the Company had net losses from operations of $4,500; $21,085  and $324,453 respectively, and negative operating cash flows from operations of $-0-; $143 and $36, 391.  The Company is in a negative working capital position of $57,011 at September 30, 2006.

The Company must fund the purchase of initial inventory pursuant to contractual relationships with its main supplier Scantek Medical, Inc. Funding is also required to organize a marketing infrastructure and production facilities and additional cost required in meeting the compliance requirements of Sarbanes-Oxley.  Funding for Company’s operations to date has been provided primarily by officer loans.  For the period from inception (October 28, 1999) to September 30, 2006, the Company is indebted to officer’s loans aggregating $36,491.

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

The unaudited financial statements presented consist of the unaudited balance sheet balance sheet as of September 30, 2006 and the related statements of operations and cash flows for the nine months ended September 30, 2006 and 2005 and for the period from inception (October 28, 1999) to September 30, 2006.

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

5.  Income Taxes

The Company provides for the tax effects of transactions  reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences  between the basis of assets and liabilities for financial and income tax reporting.  The deferred tax assets and liabilities,  if any  represent  the  future tax  return  consequences  of those differences,  which will  either be taxable  or  deductible  when the assets and liabilities  are recovered or settled.  As of December 31, 2005, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's  financial  position  because the deferred tax asset related to the  Company's  net  operating  loss  carry  forward  and was fully  offset by a valuation allowance.

At December 31, 2005 and September 30, 2006, the Company has net operating  loss carry forwards for income tax purposes of $319,953 and $324,453 respectively. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2020. The Company's utilization  of this carry  forward  against  future  taxable  income may become subject to an annual  limitation due to a cumulative  change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of  December 31, 2005 are as follows:

Deferred tax asset:                          December 31, 2005           September 30, 2006
Net operating loss carry forward             $319,953                     $324,453
Valuation allowance                                (319,953)                     (324,453)
                                                             ----------------                 ---------------
Net deferred tax asset                                  $-0-                              $-0-

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

6.  Commitments and Contingencies

During 1997 our then parent company acquired an exclusive license (“License Agreement”) to manufacture, market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company, of that contract dated February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", “United Kingdom” or “UK”), but requires the Company to make certain payments by April 25, 2005 (extended by mutual agreement to March 31, 2007). The Distribution Agreement provides that Scantek Medical received 20% of the then issued and outstanding common shares of the Company. The agreement  further provides   Scantek Medical with the right to convert their interest in the company into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the Company. In the event certain payments are not made by the Company as required in the Agreement, then Scantek may choose not to proceed with the new Distribution Agreement, and the Company will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for “license” fees of which $350,000 was to be paid on or before April 25, 2005, later extended to March 31, 2007, and $300,000 on or before the first anniversary of the Agreement extended to December 31, 2007.  As of September 30, 2006, none of these payments have been paid.  If these fees are not paid, and if the agreement is left in effect, the License Fees will be paid through additional royalties to be levied on sales, if any, at the rate of 90% of the gross profit until the License Fees have been paid.  The only additional cost of the Agreement is the $11 per unit price to be paid for the product to Scantek Medical, the sole supplier of the product.  If the license fee is not paid then the License Agreement covering the country of Chile becomes reactivated.   The write down of the $232,500 in fiscal 2002 reflects the exhaustion of the then issued patents.  Since that time at least one additional patent was obtained (the original patents expired in 2004), but the Company’s auditors believed the write down to be required by the applicable generally accepted accounting principles.  Since the License Agreement also covers know how and additional patents the License Agreement will not expire unless revised minimal royalty payments, or regular royalty payments, are not made.  The original requirement to purchase a turn-key manufacturing plant has been waived.  In fact, Scantek Medical has most recently voiced the opinion that they would like to have additional equipment purchased and installed in their plant for operation by their personnel if demand in the UK develops.  It was agreed between the Company and Scantek Medical that such discussions were premature.  If such a manufacturing line was purchased (and the passage of time has modified what is meant by a manufacturing line) the Company would most likely finance the line by debt and only if the cash flow from sales made such a purchase desirable.  The minimum royalties called for either in the Agreement or the License Agreement would only be paid from sales, if and only if sales develop.

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

On October 1, 2001, Mr. Roger Fidler gifted 300,000 shares of common stock to Bradley W. Fidler, a non affiliated child.

On October 1, 2002, the Company issued an aggregate of 1,379,375 shares of common stock to Mr. Roger Fidler in consideration for compensation valued at $6,000 $.004 per share

On September 1, 2003, the Company issued an aggregate of 1,379,375 shares of common stock to Mr. Roger Fidler in consideration for compensation valued at $8,500 or $.006 per share.

On October 1, 2005 Scantek Medical, Inc. was issued 1,407,031 shares valued at $8,442 pursuant to a requirement of the Distribution Agreement.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Plan of Operation

During 1997 the Company's parent acquired an exclusive license (“License Agreement”) to manufacture market and sell a breast abnormality indicator in Chile and Singapore.  All rights to that License Agreement were transferred to the Company in 2000 as part of an arrangement whereby a new business was injected into the parent and the then business of the parent, comprising the License Agreement, was spun off to the then shareholders of the parent.  The spun off company is the registrant. No additional consideration was paid to the parent for the spun-off asset.  A recent revision, entered into between Scantek Medical and the Company and attached hereto as an Exhibit, of that contract dated  and effective on February 25, 2005, has changed the territories to Chile, and England, Wales and Scotland ("Great Britain", “United Kingdom” or “UK”)), but requires the Company to make certain payments by March 31, 2007 and December 31, 2007.  The revised agreement is a distribution agreement (“Distribution Agreement”) The Distribution Agreement provides that Scantek Medical would receive 20% of the then issued and outstanding common shares of the Registrant (such shares have been issued), and further provides Scantek Medical with the right to convert their interest in the Company into 20% of the issued and outstanding common stock of certain subsidiaries that may be formed in the future by the registrant. On October 1, 2005, these shares were issued to Scantek pursuant to the Distribution Agreement. In the event certain payments are not made by the Registrant as required in the Agreement, Scantek may choose not to proceed with the new Distribution Agreement, and the Registrant will be left solely with its original license structure based upon the territory of Chile alone.  Those payments total $650,000 for purchase of the distribution rights, in addition to the surrender of the Singapore rights, of which $350,000 was to be paid on or before April 25, 2005, later extended to March 31, 2007, and $300,000 on or before the first anniversary of the Agreement, extended to December 31, 2007.  If these fees are not paid (and to the date of this filing they have not been paid), and if the agreement is left in effect, the payment for product, currently set at $11 per unit to be paid for the product to Scantek Medical, the sole supplier of the product, will cause 90% of the gross profit to be paid to Scantek Medical until the purchase price is paid in full.  If the license fee is not paid, then the License Agreement covering the country of Chile becomes the surviving agreement.

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

The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's President indefinitely.  The President anticipates being able to meet the cash requirements of the Company until the need for additional funds arises for advertising, samples and public relations related to the launch of the product in the UK.  Through September 30, 2006, the President has loaned the Company $36,491. The Company believes that these additional funds will be needed no later than October, 2005.  If additional funds are not available at that time then the UK launch of the product will be delayed on day by day basis until such financing is available, if ever. The Company is seeking an equity placement in the UK to provide the needed financing.  The Company estimates the minimum cost of the launch to be between $800,000 and $3,000,000 depending upon the geographic scope of the launch.  The Company plans to open a small office in the UK to oversee the launch of the product. The expenses of this office will be made only when, and if, the above mentioned financing is obtained.  If the launch is successful, the Company will then, and only then, hire one or two employees to staff the UK office.  In the meantime, the launch will be supervised by the Company’s President.

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

On December 31, 2005 Roger Fidler exchanged 1,000,000 shares for past due salary of $6,000, in reliance upon Section 4(2) of the Securities Act  of 1933 and Rule 504 of Regulation D promulgated there under in that the sale of restricted securities was made to a single individual who had no intent to immediately re-offer the securities to the public.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 2004.

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

**Previously filed by reference from Amendment No. 1 to the Form 10 Sb, filed with the Commission on October 31, 2006, and May 13, 2005, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November, 2006.

GLOBAL AGRI-MED TECHNOLOGIES, INC.

BY: __Roger L. Fidler_____
Roger L. Fidler
President, Chief
Financial Officer
and Director